Form 10QSB
period 2007-06-30
Belvedere Resources CORP
filed 2007-08-24
CIK 1399761

=============================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-143816

BELVEDERE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0516432
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24442-112th Avenue
Maple Ridge, British Columbia
Canada V3E 1H5
(Address of principal executive offices, including zip code.)

(604) 476-9076
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [ X ] No [     ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

As of August 16, 2007, the Company had 5,000,000 shares of common stock outstanding.

===========================================================================================================================

PART I

ITEM 1. INTERIM FINANCIAL STATEMENTS

Belvedere Resources Corporation
(An Exploration Stage Company)
(Unaudited)

June 30, 2007

Belvedere Resources Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	June 30, 2007	December 31, 2006

ASSETS

Current Assets

Cash	$ 96	$ 6

Total Assets	$ 96	$ 6

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Accounts Payable	$ 2,700	$ 2,700
Due to related parties	10,100	10,000
Total Liabilities	12,800	12,700

Commitments and Contingencies	-	-

Stockholders' Deficit

Common stock, 100,000,000 shares authorized, $0.00001 par value 5,000,000 shares issued and outstanding	50	50

Additional paid-in capital	4,500	1,500

Deficit accumulated during the exploration stage	(17,254)	(14,244)

Total Stockholders' Deficit	(12,704)	(12,694)

Total Liabilities and Stockholders' Deficit	$ 96	$ 6

See accompanying summary of accounting policies and notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Statements of Operations
For the Three and Six Months Ended June 30, 2007 and the Period from
September 27, 2006 (Inception) Through June 30, 2007
(Unaudited)

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007	September 27, 2006 (Inception) through June 30, 2007

Operating Expenses

Legal and accounting	$ -	$ -	$ 10,000
General and administrative	31	10	254
Mining claim	-	-	2,500
Services provided by directors	750	1,500	2,250
Rent	750	1,500	2,250

Total Expenses	1,531	3,010	17,254

Net Loss	$ (1,531)	$ (3,010)	$ (17,254)

Net Loss Per Common Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000

See accompanying summary of accounting policies and notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Three and Six Months Ended June 30, 2007 and the Period from
September 27, 2006 (Inception) Through June 30, 2007
(Unaudited)

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007	September 27, 2006 (Inception) through June 30, 2007

Operating Activities

Net loss	$ (1,531)	$ (3,010)	$ (17,254)

Adjustments to reconcile net loss to cash used in operating activities:
Contributed rent and consulting services	1,500	3,000	4,500

Change in:
Increase in accounts payable	-	-	2,700

Net Cash Provided by (Used in) Operating Activities	(31)	(10)	(10,054)

Net Cash Provided by Financing Activities

Proceeds from the sale of common stock	-	-	50
Advances from related parties	100	100	10,100

Net Cash Provided by (Used in) Financing Activities	100	100	10,150

Increase in Cash	69	90	96

Cash - Beginning of Period	27	6	-

Cash - End of Period	$ 96	$ 96	$ 96

Supplemental Disclosure of Cash Flow Information Cash paid during the period for :
Interest	$ -	$	$ -
Income taxes	$ -	$	$ -

See accompanying summary of accounting policies and notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficit
For the Period From September 27, 2006 (Inception) Through June 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Founders shares issued for cash	-	$ 50	$ -	$ -	$ 50

Donated services	-	-	1,500	-	1,500

Net loss	-	-	-	(14,244)	(14,244)

Balances at December 31, 2006	5,000,000	50	1,500	(14,244)	(12,694)

Donated services	-	-	3,000	-	3,000
Net loss	-	-	-	(3,010)	(3,010)
Balances at June 30, 2007	5,000,000	$ 50	$ 4,500	$ (17,254)	$ (12,704)

See accompanying summary of accounting policies and notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2007
(Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited interim financial statements of Belvedere have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Belvedere's audited 2006 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Belvedere's 2006 annual financial statements have been omitted.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Going Concern

These financial statements have been prepared on a going concern basis, which implies Belvedere Resources will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Belvedere Resources be unable to continue as a going concern. As at June 30, 2007, Belvedere Resources has a working capital deficiency, has not generated revenues and has accumulated losses of $17,254 since inception. The continuation of Belvedere Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Belvedere Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Belvedere Resources' ability to continue as a going concern.

NOTE 3 - Related Party Transactions

During the period ended June 30, 2007, Belvedere Resources recognized a total of $1,500 for donated services and $1,500 for donated rent provided by the President and Director of Belvedere Resources.

On June 30, 2007, Belvedere Resources owed the President and Director of Belvedere Resources $10,100 for expenses paid on behalf of Belvedere Resources and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

This Form 10-QSB for the period ended June 30, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by other. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in our offering, we believe it will last twelve months.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is located 60 miles north of Vancouver, and 10 miles north of Egmont/Earls Cove, which in turn are located on the northern end of the Sechelt Peninsula. It lies on the eastern shore of the upper reaches of Hotham Sound, which is an arm of Jervis Inlet. The property is located within the Vancouver Mining Division, and is centered at approximately 49o54'N latitude and 124o01'W longitude. There is no road access to the property, however parts of the property are on tidewater and are therefore easily accessible by sea or float plane. Fuel, food and docking facilities are available at Egmont - Earls Cove, on the northeast end of the Sechelt Peninsula. There are several good beaching sites for either a boat or landing craft of suitable size to support exploration. An overgrown logging road provides foot access to the south central area of the property.

Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our public offering is successfully completed, if that occurs, of which there is no assurance.

If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Madman Mining and a physical examination of the property by Mr. Englmann, our president and director. The registering of the cells was included in the $2,500 paid to Madman Mining. No additional payments were made or are due to Madman Mining for its services. The claims were recorded in Mr. Englmann's name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On December 13, 2006, Mr. Englmann executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Englmann transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Englmann has not provided us with a signed or executed bill of sale in our favor. Mr. Englmann will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material. Mr. Englmann does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfer them to us. Further, Mr. Englmann does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Englmann must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Mr. Englmann, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Englmann will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of this offering.

We estimate the cost of drilling will be $20 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of our public offering, weather permitting.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1.

0-90 days after completion of our public offering, retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

90-180 days after completion of our public offering. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Cost - $60,500 to $142,000. Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

3.

180-210 days after completion of our public offering. Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from this offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from this offering. We cannot guarantee that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of this report. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors and Mr. Englmann has agreed to advance funds as needed until our public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Englmann has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

We have the right to explore one property containing an eight cell mineral claim. We will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing our public offering. As of the date of this report we have yet to being operations and therefore we have yet to generate any revenues.

Since inception, we have issued 5,000,000 shares of our common stock and received $50.00.

In September 27, 2006, we issued 5,000,000 shares of common stock to our then sole officer and director, Shawn Englmann, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Shawn Englmann covered our initial expenses of $10,000 for incorporation, accounting and legal fees and $2,500 for registering the cells, all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Englmann is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Englmann is oral and there is no written document evidencing the agreement.

As of June 30, 2007, our total assets were $96 and our total liabilities were $12,800.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principle Executive Officer and Principle Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 6, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-143816, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock in our public offering.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of August, 2007.

BELVEDERE RESOURCES CORPORATION

BY:
SHAWN ENGLEMANN Shawn Englmann, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer