Form 10QSB
period 2007-09-30
Belvedere Resources CORP
filed 2007-11-19
CIK 1399761

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-143816

BELVEDERE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

24442-112th Avenue
Maple Ridge, British Columbia
Canada V3E 1H5
(Address of principal executive offices, including zip code.)

(604) 476-9076
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X]     No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

As of November 19, 2007, the Company had 5,000,000 shares of common stock outstanding.

=========================================================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Belvedere Resources Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS

Current Assets

Cash	$97,426	$6

Total Assets	$97,426	$6

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	$200	$2,700
Funds held for stock subscriptions received	97,500	-
Due to related parties	12,600	10,000
Total Liabilities	110,300	12,700

Commitments and Contingencies	-	-

Stockholders’ Deficit

Common stock, 100,000,000 shares authorized, $0.00001 par value
5,000,000 shares issued and outstanding	50	50

Additional paid-in capital	6,000	1,500

Deficit accumulated during the exploration stage	(18,924)	(14,244)

Total Stockholders’ Deficit	(12,874)	(12,694)

Total Liabilities and Stockholders’ Deficit	$97,426	$6

See accompanying summary of accounting policies and notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Statements of Operations
For the Three and Nine Months Ended September 30, 2007 and the Period from
September 27, 2006 (Inception) Through September 30, 2007
(Unaudited)

			For the Period
			From September	September 27,
			27, 2006	2006
	For the Three	For the Nine	(Inception)	(Inception)
	Months Ended	Months Ended	Through	Through
	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007

Operating Expenses

Legal and accounting	$-	$-	-	$10,000
General and administrative	170	180	-	424
Mining claim	-	-	-	2,500
Services provided by directors	750	2,250	-	3,000
Rent	750	2,250	-	3,000

Total Expenses	1,670	4,680	-	18,924

Net Loss	$(1,670)	$(4,680)	-	$(18,924)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying summary of accounting policies and notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Three and Nine Months Ended September 30, 2007 and the Period from
September 27, 2006 (Inception) Through September 30, 2007
(Unaudited)

	For the Nine	September 27, 2006	September 27, 2006
	Months Ended	(Inception) through	(Inception) through
	September 30, 2007	September 30, 2006	September 30, 2007

Operating Activities

Net loss	$(4,680)	-	$(18,924)

Adjustments to reconcile net loss to cash used in operating
activities:
Contributed rent and consulting services	4,500	-	6,000

Change in:
Increase in accounts payable	-	-	2,700

Net Cash Provided by (Used in) Operating Activities	(180)		(10,224)

Net Cash Provided by Financing Activities

Proceeds from stock subscriptions	97,500	-	97,550
Advances from related parties	100	-	10,100

Net Cash Provided by (Used in) Financing Activities	97,600	-	107,650

Increase in cash	97,420	-	97,426

Cash - Beginning of period	6	-	-

Cash - End of period	$97,426	-	$97,426

Supplemental disclosure of cash flow information
Cash paid during the period for :

Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying summary of accounting policies and notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period From September 27, 2006 (Inception) Through December 31, 2006 and for the Nine Months September 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Founders shares issued for
cash	5,000,000	$50	$–	$–	$50

Donated services	–	–	1,500	–	1,500

Net loss	–	–	–	(14,244)	(14,244)

Balances at December 31, 2006	5,000,000	50	1,500	(14,244)	(12,694)

Donated services	–	–	4,500	–	4,500

Net loss	–	–	–	(4,680)	(4,680)

Balances at September 30, 2007	5,000,000	50	6,000	(18,924)	(12,874)

See accompanying summary of accounting policies and notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
(Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of Belvedere have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Belvedere’s audited 2006 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Belvedere’s 2006 annual financial statements have been omitted.

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

NOTE 2 - Going Concern

These financial statements have been prepared on a going concern basis, which implies Belvedere Resources will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Belvedere Resources be unable to continue as a going concern. As at September 30, 2007, Belvedere Resources has a working capital deficiency, has not generated revenues and has accumulated losses of $18,924 since inception. The continuation of Belvedere Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Belvedere Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Belvedere Resources’ ability to continue as a going concern.

NOTE 3 - Related Party Transactions

During the period ended September 30, 2007, Belvedere Resources recognized $1,500 in expense for donated services and $1,500 for donated rent provided by its President and Director.

As of September 30, 2007, Belvedere owed its President and Director $10,100 for expenses paid on behalf of Belvedere and for cash advances. This amount is unsecured, non-interest bearing, and has no specific terms for repayment.

NOTE 4 - Stock Subscriptions Received

During the period ended September 30, 2007, Belvedere Resources received stock subscriptions for 975,000 shares of common stock and $97,500 in cash. However, Belvedere is obligated to refund such amounts to the investors if it is unable to raise a minimum of $100,000. As such, no stock has been issued on such subscriptions to date, and the funds are reflected as a liability in the accompanying financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Form 10-QSB for the period ended September 30, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     The property is located 60 miles north of Vancouver, and 10 miles north of Egmont/Earls Cove, which in turn are located on the northern end of the Sechelt Peninsula. It lies on the eastern shore of the upper reaches of Hotham Sound, which is an arm of Jervis Inlet. The property is located within the Vancouver Mining Division, and is centered at approximately 49o54’N latitude and 124o01’W longitude. There is no road access to the property, however parts of the property are on tidewater and are therefore easily accessible by sea or float plane. Fuel, food and docking facilities are available at Egmont – Earls Cove, on the northeast end of the Sechelt Peninsula. There are several good beaching sites for either a boat or landing craft of suitable size to support exploration. An overgrown logging road provides foot access to the south central area of the property.

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

     If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Madman Mining and a physical examination of the property by Mr. Englmann, our president and director. The registering of the cells was included in the $2,500 paid to Madman Mining. No additional payments were made or are due to Madman Mining for its services. The claims were recorded in Mr. Englmann’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On December 13, 2006, Mr. Englmann executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Englmann transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Englmann has not provided us with a signed or executed bill of sale in our favor. Mr. Englmann will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material. Mr. Englmann does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfer them to us. Further, Mr. Englmann does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Englmann must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

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

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

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

     As of September 30, 2007, our total assets were $97,426 and our total liabilities were $110,300.

ITEM 3.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On July 6, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-143816, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of September 30, 2007, we have sold 975,000 shares of common stock and raised $97,500.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this
16th day of November, 2007.

BELVEDERE RESOURCES CORPORATION

BY:   SHAWN ENGLMANN
         Shawn Englmann, President, Principal
         Executive Officer, Treasurer, Principal
         Financial Officer, and Principal Accounting
         Officer

EXHIBIT INDEX

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