Form 10-K
period 2007-12-31
Belvedere Resources CORP
filed 2008-04-15
CIK 1399761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission file number 333-143816

BELVEDERE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

24442-112th Avenue
Maple Ridge, British Columbia
Canada V3E 1H5
(Address of principal executive offices, including zip code.)

(604) 476-9076
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes    No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes    [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2007: $0.00.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are usually identified by our use of certain terminology, including “will”, “believes”, “may”, “expects”, “should”, “seeks”, “anticipates” or “intends” or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital; risks inherent in mineral exploration; environmental liability claims and insurance; dependence on consultants and third parties as well as those factors discussed in the section entitled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Forward looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

The United States Securities and Exchange Commission permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. The Company is an exploration stage company and its properties have no known body of ore. U.S. investors are cautioned not to assume that the Company has any mineralization that is economically or legally mineable.

All references in this Report on Form 10-K to the terms “we”, “our”, “us”, and “the Company” refer to Belvedere Resources Corporation.

PART I

ITEM 1.      BUSINESS

General

     We were incorporated in Nevada on September 27, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 24442-112th Avenue, Maple Ridge, British Columbia, Canada V3E 1H5 and our telephone number is 604-476-9076. Mr. Englmann provides us with our office space at $250 per month.

     There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

     We have no plans to change its business activities or to combine with another business, and is not aware of any events or circumstances that might cause its plans to change.

Background

     In November 2006, Shawn Englmann, our president and a member of the board of directors acquired one mineral property containing fourteen cells in British Columbia, Canada. British Columbia allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid. The property was registered by Lloyd Brewer of Madman Mining, a non affiliated third party. Lloyd Brewer of Madman Mining is a self-employed contract staker and field worker residing in British Columbia.

     We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

     Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the same on the Mineral Titles Online system. Mr. Englmann paid Madman Mining $2,500 to register the claims on the Mineral Titles Online system. No additional payments were made or are due to Madman Mining for his services. The cells were recorded in Mr. Brewer’s name. Mr. Brewer transferred the cells to Mr. Englmann’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In November 2006 Mr. Englmann executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Englmann transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Englmann has not provided us with a signed or executed bill of sale in our favor. Mr. Englmann will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

     Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would not be a good use of funds at this time.

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Englmann will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Englmann transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Englmann will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company’s property, that is the province of British Columbia.

     In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The property is one such acquisition. Accordingly, fee simple title to the property resides with the Crown.

     The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$100 is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

     The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

     There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

     The following is a list of tenure numbers, claim, and expiration date of our claims:

		Number of	Date of
Tenure No.	Document Description	Cells	Expiration
536683	Spanish Gold	8	May 6 , 2008

     In order to maintain these claims we must pay a fee of CND$100 per year per cell.

Location and Access

     The property is located 60 miles north of Vancouver, and 10 miles north of Egmont/Earls Cove, which in turn are located on the northern end of the Sechelt Peninsula. It lies on the eastern shore of the upper reaches of Hotham Sound, which is an arm of Jervis Inlet.

     The property is located within the Vancouver Mining Division, and is centered at approximately 49o54=N latitude and 124o01=W longitude.

     There is no road access to the property, however parts of the property are on tidewater and are therefore easily accessible by sea or float plane. Fuel, food and docking facilities are available at Egmont or Earls Cove, on the northeast end of the Sechelt Peninsula. There are several good beaching sites for either a boat or landing craft of suitable size to support exploration.

     An overgrown logging road provides foot access to the south central area of the property.

Physiography

     The property is located within the Coastal Mountains of British Columbia. The elevations within the property range from sea level to 2,500 feet above sea level. The lowest elevation is located at tidewater within the north eastern quadrant of the property. The highest elevation is on a sharp ridge located on the eastern boundary.

     Slopes within the property can be considered very steep, ranging from 35o to 65o although the southwestern area of the property is relatively flat.

     The climate of the property is typical of the west coast region of British Columbia and features warm summers having an average mean summer temperature of 60oF and moderate winters having an average mean winter temperature of 40oF. The average yearly precipitation, as calculated from a 30-year period, is 100 inches.

     The majority of the property area was logged some 25 years ago and is now covered by thick second growth timber, primarily fir and cedar, with dense underbrush.

     Ample water to support exploration and development is available within the property. Gas or diesel powered generators would be required to provide any electrical power requirements during the exploration stage.

History

     The property shows evidence of previous exploration in the form of two adits and several trenches.

Regional Geology

     The geology of the area is typical of that throughout much of the Coast Mountains. Roof pendants of stratified sedimentary and volcanic rocks occur within a greater mass of plutonic rocks.

     Stratified rocks in the vicinity of the property are all part of the lower Cretaceous Gambier Group. They consist of volcanic flows ranging from andesite to rhyodacite in composition, along with pyroclastics. Associated sediments include argillite, limestone and schist. These rocks strike north to northwest and are sub-vertical to vertical in dip.

     The plutonic rocks range in composition from granite to gabbro. In the vicinity of the Property they vary from quartz diorite to tonalite in composition. There are also large areas of diorite intrusives.

     Lineations representing faults, shears and fracture commonly strike northwest and northeast, however it appears that this is based on rather limited observations and could be subject to reinterpretation.

Property Geology

     The property is almost completely underlain by diorite. Minor outcrop/occurrences of tonalite and andesite occur in several locations within the property.

     The major structural feature of the property is a large fault, of regional extent, striking 164o through the western part of the property. A sub-parallel and probably related feature also extends through the property. Fracturing in many directions, particularly of the diorite, is extensive. It is the 060-080/vertical to 40o shears which host the main mineralization.

     Two main mineralized targets have been identified to date; these are the Adit Zone and the South Zone. They are summarized as follows:

Adit Zone

     The Adit Zone is located in the northern area of the property and is adjacent to a logging road. This showing consists of two adits and a trench developed on a pair of parallel shears . One of the adits is caved and the second adit is approximately 170 feet in length and is still accessible. These parallel shear structures, where observed, vary in width from 1 inch to 3 feet, but are almost certainly wider elsewhere. The wall rock within the adits is diorite, with epidote and chlorite present near the shears.

     Mineralization consists of pyrite, chalcopyrite and sphalerite in wider parts of the shears. There is relatively little associated quartz, although silicification is common.

South Zone

     The South Zone is located within the south-central area of the property. It consists of an old trench excavated on a shear zone that varies in width from 2 inches to 12 feet.

MAP 1

YUKON
N.W.T.
ALASKA
U.S.A.
BRITISH
COLUMBIA
ALBERTA
Stewart
Prince Rupert
Smithers
Ft. St. John
Dawson Creek
Prince George
Bella Coola
Williams Lake
Kamloops
Kelowna
Vancouver
Victoria
Trail
Cranbrook
PROPERTY LOCATION
Pacific Ocean
U.S.A.
N
0
200km
400km
Scale 1" = 100 miles
BELVEDERE RESOURCES CORPORATION
SPANISH GOLD PROJECT
LOCATION MAP
Hotham Sound, Jervis Inlet Area
Vancouver M.D., B.C.
FIGURE 1

MAP 2

124°01'
49°54'
Spanish Gold Claim
Adit Zone
South Zone
Hotham Sound
0
1000m
2000m
4000m

- Project Boundary
- Competitors Claims
- Contour Interval = 100m
- Roads
- Rivers & Creeks
- Mineral Showings

BELVEDERE RESOURCES CORPORATION

SPANISH GOLD PROJECT

CLAIM & TOPOGRAPHY MAP

Hotham Sound, Jervis Inlet Area
Vancouver M.D., B.C. - NTS Map 092F/16E

Nov 06			
SG 2-06	GeoGrafix		FIGURE 2

Base Map Source: http://maps.gov.bc.ca/imf406/imf.jsp?site=bc_basemap

MAP 3

Ekdr
LJKgd
Mkqd
LJKgd
LJKgd
Mkqd
ImBwst
Prince of Wales Reach
IKGsv
Spanish Gold Project
LJKgd
LJKgd
49° 54'
LJKdr
ImBwst
LJKto
LJdr
LJdr
LJKgd
Hotham Sound
Ekdr
ImBwst
Jervis Inlet
UTrvk
124° 01'

LJdr	Late Jurassic - Dioritic Intrusive Rocks
LJKgd	Late Jurassic to Early Cretaceous Quartz Dioritic Intrusive Rocks
LJKto	Late Jurassic to Early Cretaceous Tonalite Intrusive Rocks
LJKdr	Late Jurassic to Early Cretaceous Quartz Monzodiorite
ImJBwst	Lower to Mid Jurassic - Bowen Island Group Arillite, Greywacke & Conglomerate
UTvVk	Upper Triassic - Vancouver Group Karmutsen Formation - Basaltic Volcanic Rocks
IKGsv	Lower Cretacous - Gambier Group Marine Sedimentary & Volcanic Rocks

Project Boundary

Competitor Claims

Tide Water

Mineral Showings

0m 2000m 8000m

Base Map Source: http://maps.gov.bc.ca/mapplace/minpot/bcgs.cfm

BELVEDERE RESOURCES CORPORATION

PROJECT: *SPANISH GOLD PROJECT*

REGIONAL GEOLOGY MAP

Hotham Sound - Jervis Inlet Area
Vancouver Mining Division, B.C. Canada
NTS Maps: 092F/16E & 092G/13W

DATE: Nov 06

REF NO: SG 3-06

FIGURE 3

Supplies

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after our offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Description of Property

     Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Englmann, our president, director and shareholder. Under this oral agreement, Mr.Englmann has allowed us to conduct exploration activity on the property. Mr. Englmann holds the property in trust for us pursuant to a declaration of trust.

Our Proposed Exploration Program

This section contains “forward looking statements” which may be subject to certain, risks, uncertainties and other factors affecting actual outcomes. See “Special Note on Forward Looking Statements”.

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have sufficient funds or because it is not economically feasible to do so, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and funds raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in our offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the recording of the cells by Madman Mining and a physical examination of the property by Mr. Englmann, our president and director. The cost of recording the cells was included in the $2,500 paid to Madman Mining. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal, milling, processing and shipping of the mineralized material will not exceed the net price at which we can sell such mineralized material. We can not predict those costs or sale prices until we find mineralized material.

     We do not know if we will find mineralized material or that, if we do, that it will be in sufficient quantities and grades, and have adequate favorable metallurgical and other characteristics, which allow it to be mined and sold at a profit. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under the adjoining property may or may not be located under the property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract samples of earth. Mr.Englmann, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Englmann will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of our offering.

     We estimate the cost of drilling will be $20 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in our offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to a depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000.

     The breakdowns were made in consultation with Lloyd Brewer of Madman Mining Co Ltd.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of a consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

     If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

Competitive Factors

     The gold mining industry is fragmented, that is there are many, many gold prospectors, exploration companies and producers, small and large. Many of these potential competitors are much larger had have much greater resources and experience that we do. We do not compete with anyone for exploration our property. That is because there is no competition for the exploration or removal of minerals from this particular property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are a very small gold exploration company. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulations thereunder. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

     We are also subject to the Mines Act (British Columbia) and other legislation which tells us how and where we can explore for minerals and contains a number of provisions respecting safe operation of mining and exploration activities. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

     We are also subject to the Environmental Management Act (British Columbia). This Act, together with the Mines Act (British Columbia) deals with environmental matters relating to the exploration and development of mining properties and the requirement to restore or ‘remediate’ the property after any exploration or mining activities.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with the above mentioned environmental legislation and will continue to act in the future. We believe that compliance with such legislation will not adversely affect our business operations in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only anticipated cost and effect of compliance with environmental regulations in British Columbia during the exploration stage is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750 if we drill 8 holes and $3,000 if we drill 28 holes. We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering. Mr. Englmann has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

See “Special Note on Forward Looking Statements”.

Employees

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Englmann will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.    RISK FACTORS

Risks associated with our company:

     1. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

     2. Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

     Our plan of operation and the funds we raised from our public offering will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal, processing or sale of the ore, which can only occur we discover economic quantities of ore that can be mined at a profit and the property is thereafter developed into an operating mine. Our mineral property does not have a known body of ore and all our proposed exploration programs are an exploratory search for ore. We have no plans or funds develop the property if we do discover an economic ore body. Accordingly, we will not generate any revenues as a result of your investment.

     3. Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost, which result in a loss of your investment.

     4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated on September 27, 2006, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $62,584.

     We have not identified any commercially viable mineral deposits. We have not commenced development or commercial production on our property We have no history of earnings or cash flow from operations. We do not have a line of credit and our only present source of funds available may be through the sale of our equity shares or assets. Even if the results of exploration are encouraging, we may not have the ability to raise sufficient funds to conduct further exploration to determine whether a commercially mineable deposit exists on our property. While additional working capital may be generated through the issuance of equity or debt, the sale of properties or possible joint venturing of the property, we cannot assure you that any such funds will be available for operations on acceptable terms, if at all. In addition, should we be unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those contained in our financial statements.

     Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     5. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can not locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

     Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

     6. Because title to the property is held in the name of our president, if he transfers the property to someone other than us, we will cease operations.

     Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Shawn Englmann, our president. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

     7. Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

     Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

     8. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

     Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

     9. Because Mr. Englmann has other outside business activities, he will only be devoting 10% of his time, or four hours per week, to ours to our operations. As a result, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because Mr. Englmann, our sole officer and director, has other outside business activities, he will only be devoting 10% of his time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Englmann. As a result, exploration of the property may be periodically interrupted or suspended.

     10. If our sole officer and director resigns or dies without having found a replacement, our operations will be suspended or cease. If that should occur, you could lose your investment.

     We have only one officer and director. We are entirely dependent upon him to conduct our operations. If he should resign or die there will be no one to run us. Further, we do not have key man insurance. If that should occur, until we find other persons to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

     11. Because our sole officer and director owns more than 50% of our outstanding shares, he will decide who will be directors and the direction of our company, and you will not be able to elect any directors or control operations.

     Of the 6,006,450 shares of common stock that are issued and outstanding, our sole officer and director owns 5,000,000 shares, therefore he owns majority control of our company. As a result, our sole officer and director will be able to elect all of our directors and control our operations.

     12. Because all of our assets and our sole officer and director is located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our sole officer and director.

     All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our sole officer and director is a national and resident of countries other than the United States, and all or a substantial portion of such person's assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our sole officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our sole officer and director predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our sole officer and director predicated upon the securities laws of the United States or any state thereof.

     13. Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

     We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities Exchange Committee which ultimately could cause us to lose money.

     14. Because we may issue additional shares of common stock, your investment could be subject to substantial dilution.

     We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us.

     15. Because there is no public trading market for our common stock, you may not be able to resell your stock and as a result your investment is illiquid.

     There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance. As a result, your investment is illiquid.

     16. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

     Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

     17. Our success depends on our ability to raise additional capital.

     We currently have no external sources of liquidity, and all additional funding required for our activities for the foreseeable future will be obtained from the sale of our securities. Should we elect to satisfy our cash commitments through the issuance of securities, by way of either private placement or public offering, there can be no assurance that our efforts to raise such funding will be successful, or achieved on terms favorable to us or our shareholders. Such financings, to the extent they are available may result in substantial dilution to our existing shareholders.

     18. Our operations are subject to the inherent risk associated with mineral exploration activities.

     Mineral exploration activities and, if warranted, development activities generally involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Environmental hazards, industrial accidents, unusual or unexpected geological formations, fires, power outages, labor disruptions, flooding, explosions, cave-ins, land slides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in the operation of mines and the conduct of exploration programs. Operations and activities in which we have a direct or indirect interest will be subject to all the hazards and risks normally incidental to exploration, development and production of precious and base metals, any of which could result in work stoppages, damage to or destruction of mines, if any, and other producing facilities, damage to life and property, environmental damage and possible legal liability for any or all damage. We plan to obtain insurance, in amounts that we consider to be adequate, to protect ourselves against certain of these mining risks if we commence mining operations. However, we may become subject to liability for certain hazards which we cannot insure against or which we may elect not to insure against because of premium costs or other reasons. The payment of such liabilities may have a material, adverse effect on our financial position. At the present time, we do not conduct any mining operations and none of our properties are under development, and, therefore, we do not carry insurance to protect us against certain inherent risks associated with mining. Reclamation requirements vary depending on the location and the managing regulatory agency, but they are similar in that they aim to minimize long-term effects of exploration and mining disturbance by requiring the operating company to control possible deleterious effluents and to re-establish to some degree pre-disturbance landforms and vegetation.

     19. Our property is in the exploration stage and is highly speculative in nature, which means there can be no assurance that our programs will result in the discovery of any economically feasible mineral deposit.

     At present, our property does not have a known body of ore and all our proposed exploration programs are an exploratory search for ore. We will only develop our mineral property if we obtain satisfactory results from our exploration programs.

     The development of gold other mineral properties is affected by many factors, including the cost of operations, variations in the grade of ore mined, fluctuations in metal markets, costs of processing equipment and other factors such as government regulation, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection. We intend to rely upon consultants and others for exploration expertise. Substantial expenditures are required to establish reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot assure you that any mineral deposits will be discovered in sufficient quantities to justify commercial operations or that funds required for development can be obtained on a timely basis. Depending on the price of gold, silver, copper or other minerals produced, if any, we may determine that it is impractical to commence or, if commenced, continue commercial production.

     The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the global marketing conditions for gold, silver and copper, the proximity and capacity of milling facilities, mineral markets and processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting minerals and environmental protection.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.      PROPERTIES

     None.

ITEM 3.      LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

      As at April 8, 2008, we had 50 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Status of our public offering

     On June 15, 2007, we filed a Form SB-2 registration statement with the Securities and Exchange Commission in connection with a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total. On July 6, 2007, our Form SB-2 registration statement (SEC file no. 333-143816) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. On November 23, 2007, we completed our public offering and raised $100,645 by selling 1,006,450 shares of common stock at an offering price of $0.10 per share. We raised $100,645 in gross proceeds. The net proceeds, after deducting total expenses incurred in connection with the issuance and distribution of securities, was $85,645.

Use of Proceeds

     On November 23, 2007, we completed our public offering and raised $100,645 by selling 1,006,450 shares of common stock at an offering price of $0.10 per share. Since then we have used the proceeds as follows:

Legal and Accounting Fees	$24,549
Stock Transfer Fees	$15,000
Mining Properties Costs	$2,500
General and Administrative	$1,166
Total:	$43,215

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid@ and Aoffer@ quotes, a dealers Aspread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.      SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     This section contains “forward looking statements” which may be subject to certain, risks, uncertainties and other factors affecting actual outcomes. See “Special Note on Forward Looking Statements” and “Risk Factors”.

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

     The property is located 60 miles north of Vancouver, and 10 miles north of Egmont/Earls Cove, which in turn are located on the northern end of the Sechelt Peninsula. It lies on the eastern shore of the upper reaches of Hotham Sound, which is an arm of Jervis Inlet. The property is located within the Vancouver Mining Division, and is centered at approximately 49o54=N latitude and 124o01=W longitude. There is no road access to the property, however parts of the property are on tidewater and are therefore easily accessible by sea or float plane. Fuel, food and docking facilities are available at Egmont B Earls Cove, on the northeast end of the Sechelt Peninsula. There are several good beaching sites for either a boat or landing craft of suitable size to support exploration. An overgrown logging road provides foot access to the south central area of the property.

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

     If we don not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do so or because is such minerals cannot be not economically mined, processed and sold at a profit, we will cease operations and you will lose your investment.

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

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Madman Mining and a physical examination of the property by Mr. Englmann, our president and director. The registering of the cells was included in the $2,500 paid to Madman Mining. No additional payments were made or are due to Madman Mining for its services. The claims were recorded in Mr. Englmann’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On December 13, 2006, Mr. Englmann executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Englmann transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Englmann has not provided us with a signed or executed bill of sale in our favor. Mr. Englmann will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can=t predict what that will be until we find mineralized material. Mr. Englmann does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfers them to us. Further, Mr. Englmann does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Englmann must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

     Our mineral property does not have a known body of ore and all our proposed exploration programs are an exploratory search for ore.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

     We do not claim to have any minerals or reserves whatsoever at this time on the property.

     We intend to implement an exploration program which consists of core drilling. Core drilling is the process of drilling holes to a depth of up to 300 feet in order to extract core samples of rock. Mr. Englmann, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Englmann will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of this offering.

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

     If we are unable to complete any phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we can not or do not raise more money, we will cease operations. If we cease operations, we don not know what we will do and we do not have any plans to do anything.

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

Milestones

     The following are our milestones:

1.

March - April 2008 - We will retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

May - November 2008 - We will begin core drilling. We anticipate core drilling will cost $20 per foot with a total cost of $60,600 to $142,000, depending upon a number of factors which we cannot determine at this time. Core drilling will be contracted to non-affiliated third parties. The estimated time to conduct the core drilling is approximately 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

3.

December 2008 - February 2009 - We will have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

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

     We have discussed this matter with our officers and directors and Mr. Englmann has agreed to advance funds as needed until our public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Englmann has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than cash on hand. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

     In September 27, 2006, we issued 5,000,000 shares of common stock to our then sole officer and director, Shawn Englmann, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Shawn Englmann has covered our initial expenses of $20,537 for incorporation, accounting and legal fees and $2,500 for registering the cells, all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Englmann is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Englmann is oral and there is no written document evidencing the agreement.

     As of December 31, 2007, our total assets were $78,378 and our total liabilities were $31,142.

     In December 2007, we completed our public offering and raised $100,645 by selling 1,006,450 shares of common stock at an offering price of $0.10 per share.

Recent accounting pronouncements

     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141R.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Belvedere Resources Corporation
(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Belvedere Resources Corporation
(An Exploration Stage Company)
Vancouver BC Canada

We have audited the accompanying balance sheets of Belvedere Resources Corporation as of December 31, 2007 and 2006, and the related statements of operations, cash flows and changes in stockholders’ deficit for the periods from September 27, 2006 (Inception) through December 31, 2007 and 2006. These financial statements are the responsibility of Belvedere’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belvedere Resources Corporation, as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Belvedere will continue as a going concern. As discussed in Note 2 to the financial statements, Belvedere Resources Corporation has suffered recurring losses from since its inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 28, 2008

Belvedere Resources Corporation
(An Exploration Stage Company)
Balance Sheets
December 31, 2007 and 2006
	December 31,	December 31,
	2007	2006
ASSETS

Current Assets

Cash	$78,378	$6

Total Assets	$78,378	$6

LIABILITIES AND STOCKHOLDERS= EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	$8,105	$2,700
Due to related parties	23,037	10,000
Total Liabilities	31,142	12,700

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, $0.00001 par value, none issued

Common stock, 100,000,000 shares authorized, $0.00001 par value	60	50
6,006,450 and 5,000,000 shares issued and outstanding

Additional paid-in capital	109,760	1,500

Deficit accumulated during the exploration stage	(62,584)	(14,244)

Total Stockholders’ Equity (Deficit)	47,236	(12,694)

Total Liabilities and Stockholders’ Equity (Deficit)	$78,378	$6

See accompanying notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Statements of Expenses
For the Year Ended December 31, 2007 and the Periods from
September 27, 2006 (Inception) Through December 31, 2006 and December 31, 2007

	For the Year Ended	September 27, 2006	September 27, 2006
	December 31, 2007	(Inception) through	(Inception) through
		December 31, 2006	December 31, 2007

Expenses
Legal and accounting	$24,549	$10,000	$34,549
General and administrative	16,166	244	16,410
Mining exploration expense	0	2,500	2,500
Services provided by directors	3,000	750	3,750
Rent	3,000	750	3,750
Interest Expense	1,625	0	1,625

Total Expenses	48,340	14,244	62,584
Net Loss	$(48,340)	$(14,244)	$(62,584)

Net Loss Per Common Share B Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding	5,292,370	5,000,000

See accompanying notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Year Ended December 31, 2007 and the Periods from
September 27, 2006 (Inception) Through December 31, 2006 and December 31, 2007

	For the Year	September 27, 2006	September 27, 2006
	Ended	(Inception) through	(Inception) through
	December 31,	December 31, 2006	December 31, 2007
	2007

Operating Activities
Net loss	$(48,340)	$(14,244)	$(62,584)
Adjustments to reconcile net loss to cash used in operating
activities:
Donated rent and consulting services	6,000	1,500	7,500
Imputed Interest	1,625	-	1,625
Change in:
Increase in accounts payable	5,405	2,700	8,105
Increase in accounts payable-related party	13,037	10,000	23,037
Net Cash Used in Operating Activities	(22,273)	(44)	(22,317)

Financing Activities

Proceeds from the sale of common stock	100,645	50	100,695

Net Cash Provided by Financing Activities	100,645	50	100,695
Increase in Cash	78,372	6	78,378
Cash - Beginning of Period	6	-	-
Cash - End of Period	$78,378	$6	$78,378

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders= Deficit
For the Period From September 27, 2006 (Inception) Through December 31, 2007

						Deficit
						Accumulated
				Additional		During the
	Common Stock			Paid-in		Exploration
	Shares	Amount		Capital		Stage	Total

Inception - Founders shares issued for cash	5,000,000	$50	$	B	$	B	$50

Donated rent and consulting services	B	B		1,500		B	1,500

Net loss	B	B		B		(14,244)	(14,244)

Balances at December 31, 2006	5,000,000	50		1,500		(14,244)	(12,694)

Shares sold for cash	1,006,450	10		100,635		B	100,645

Donated rent and consulting services	B	B		6,000		B	6,000

Imputed interest	B	B		1,625		B	1,625

Net loss	B	B		B		(48,340)	(48,340)

Balances at December 31, 2007	6,006,450	60		109,760		(62,584)	47,236

See accompanying notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business. Belvedere Resources Corporation was incorporated in Nevada on September 27, 2006. Belvedere Resources is an Exploration Stage Company, as defined by FASB Statement No.7, AAccounting and Reporting for Development Stage Enterprises@, and SEC Industry Guide 7. Belvedere Resources’ principal business is the acquisition and exploration of mineral resources in Canada. Belvedere Resources has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 31, 2007 and 2006, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Belvedere Resources considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2007 and 2006

Mineral Property Costs. Belvedere Resources has been in the exploration stage since its formation on September 27, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments. Financial instruments, which include cash, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Belvedere Resources' operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to Belvedere Resources= operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, Belvedere Resources does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes. Belvedere Resources recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Belvedere Resources provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently Issued Accounting Pronouncements. Belvedere Resources does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which implies Belvedere Resources will continue to meet its obligations in the normal course of business for the next fiscal year. As at December 31, 2007, Belvedere Resources has not generated revenues and has accumulated losses since inception. The continuation of Belvedere Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Belvedere Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Belvedere Resources’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Belvedere Resources be unable to continue as a going concern.

Note 3. Mineral Properties

On November 23, 2006, Belvedere Resources acquired a 100% interest in the Spanish Gold Project which is located 60 miles north of Vancouver, B.C. Canada and 10 miles north of Egmont/Earls Cove, which in turn is located on the northern end of the Sechelt Peninsula., in consideration for $2,500. The claims are registered in the name of the President of Belvedere, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of Belvedere. Belvedere Resources expensed the $2,500 acquisition price in 2006, as it has not yet been determined whether there are proven or probable reserves on the property.

Note 4. Related Party Transactions

During the periods ended December 31, 2007 and 2006, Belvedere Resources recognized a total of $3,000 and $750, respectively, for donated services and $3,000 and $750, respectively for donated rent provided by the President and Director of Belvedere Resources.

On December 31, 2007 and 2006, Belvedere Resources owed the President and Director of Belvedere Resources $23,037 and $10,000, respectively, for expenses paid on behalf of Belvedere Resources and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment. Imputed interest of $1,625 has been recorded in relation to such advances for the year ended December 31, 2007

On December 13, 2006, Belvedere Resources entered into a trust agreement with the President of Belvedere. See Note 3.

Note 5. Common Stock

On September 27, 2006 Belvedere Resources issued 5,000,000 common founder shares to the President of Belvedere Resources at a price of $0.00001 per share for cash proceeds of $50.

During the year ended December 31, 2007 Belvedere Resources sold 1,006,450 shares for $100,645 of cash proceeds.

Note 6. Income Taxes

Belvedere Resources uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the periods ended December 31, 2007 and 2006, Belvedere Resources incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $62,584 at December 31, 2007, and will expire in the years 2026 and 2027.

At December 31, 2007 and 2006, deferred tax assets consisted of the following:

December 31, 2007
December 31, 2007

Deferred tax assets
$20,726
$4,843

Less: valuation allowance
(20,726)
(4,843)

Net deferred tax asset
	$	B
	$	B

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2007, included in this report have been audited by Malone & Bailey, PC, Independent Registered Public Accounting Firm, 2925 Briarpark, Suite 930, Houston, TX 77042; telephone: 713-343-4200, as set forth in this annual report.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. This is due to the company’s lack of working capital to hire additional staff. To remedy this, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Controls and Procedures over Financial Reporting

     There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

     This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Shawn Englmann	33	president, principal executive officer, principal financial
24442-112th Avenue		officer, secretary, treasurer and a member of the
Maple Ridge, British Columbia		board of directors
Canada V3E 1H5

     The persons named above has held his offices/positions since September 27, 2006 and is expected to hold his office/position until the next annual meeting of our stockholders.

Background of Officers and Directors

Shawn Englmann, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

     Shawn Englmann has been our President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director since September 27, 2006. Since September, 2003, Mr. Englmann has been a realtor with Sutton Group - 1st West Realty located in Coquitlam, British Columbia. From June 2001 to September 2003, Mr. Englmann was a realtor with Re/Max Crest Realty located in North Vancouver, British Columbia.

     During the past five years, Mr. Englmann has not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. Englmann was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Englmann’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. Our director is not deemed independent. Our director also holds positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of our sole officer and director. The purpose of the committee is to provide assistance to the Chief Executive Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

Conflicts of Interest

     We believe Mr. Englmann will not be subject to conflicts of interest since we will not acquire any additional properties. No policy has been implemented or will be implemented to address conflicts of interest.

     In the event Mr. Englmann resigns as our sole officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Other
				Annual	Restricted	Securities
				Compen-	Stock	Underlying	LTIP	All Other

Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compen-
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	sation ($)
Shawn Englmann	2007	0	0	0	0	0	0	0
President, Secretary,	2006	0	0	0	0	0	0	0
Treasurer	2005	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is December 31, 2007.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Shawn Englmann	0	0	0	0	0	0	0

     All compensation received by the officers and directors has been disclosed.

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

     Our directors do not receive any compensation for serving as members of the board of directors.

     As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

     Under our bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering . The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

	Number of
Name and Address	Direct Shares	Percentage of
Beneficial Ownership [1]	of Ownership	Ownership

Shawn Englmann	5,000,000	83.24%
24442-112th Avenue
Maple Ridge, BC
Canada V3E 1H5

All Officers and Directors	5,000,000	83.24%
as a Group (1 person)

[1]	The person named above "promoter" as defined in the Securities Exchange Act of 1934. Mr.
Englmann is the only "promoter" of our company.

Future Sales by Existing Stockholders

     5,000,000 shares of common stock were issued to Shawn Englmann, our sole officer and director. The 5,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

     Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

     A total of 5,000,000 shares of our stock are currently owned by our sole officer and director. He will likely sell a portion of his stock if the market price goes above $0.10. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

     Because our sole officer and director will control us after the offering, regardless of the number of shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September 2006, we issued a total of 5,000,000 shares of restricted common stock to Shawn Englmann, our sole officer and director. This was accounted for as an acquisition of shares of common stock in the amount of $50.

     Mr. Englmann also caused the property, comprised of one, to be registered at a cost of $2,500. The claims were registered by Lloyd Brewer of Madman Mining for the $2,500. The terms of the transaction with Mr. Brewer were at arm=s length and Mr. Brewer was not an affiliate. Mr. Englmann will transfer the claims to us if mineralized material is found on the claims. Mr. Englmann will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the claims.

     Mr. Englmann provides us with our office space at $250 per month.

     Mr. Englmann is our only promoter. He has not received or will he receive anything of value from us, directly or indirectly in his capacity as promoter.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$7,375	Malone & Bailey, P.C.
2006	$0	Malone & Bailey, P.C.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$0	Malone & Bailey, P.C.
2006	$0	Malone & Bailey, P.C.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$0	Malone & Bailey, P.C.
2006	$0	Malone & Bailey, P.C.

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$0	Malone & Bailey, P.C.
2006	$0	Malone & Bailey, P.C.

     (5) Our audit committee=s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed
					herewith
3.1	Articles of Incorporation.	SB-2	06-15-07	3.1
3.2	Bylaws.	SB-2	06-15-07	3.2
4.1	Specimen Stock Certificate.	SB-2	06-15-07	4.1
10.1	Trust Agreement.	SB-2	06-15-07	10.1
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).
99.1	Subscription Agreement.	SB-2	06-15-07	99.1
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2008.

BELVEDERE RESOURCES CORPORATION

BY: SHAWN ENGLMANN
Shawn Englmann, President, Principal Executive
Officer, Treasurer, Principal Financial Officer, and
Principal Accounting Officer.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed
					herewith
3.1	Articles of Incorporation.	SB-2	06-15-07	3.1
3.2	Bylaws.	SB-2	06-15-07	3.2
4.1	Specimen Stock Certificate.	SB-2	06-15-07	4.1
10.1	Trust Agreement.	SB-2	06-15-07	10.1
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).
99.1	Subscription Agreement.	SB-2	06-15-07	99.1
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X