Form 10-Q
period 2008-03-31
Belvedere Resources CORP
filed 2008-05-15
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53184

BELVEDERE RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

24442-112th Avenue
Maple Ridge, British Columbia
Canada V3E 1H5
(Address of principal executive offices, including zip code.)

(604) 476-9076
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]    NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,006,450 as of May 14, 2008

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, and “the Company” refer to Belvedere Resources Corporation.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

Belvedere Resources Corporation
(An Exploration Stage Company)
(Unaudited)

March 31, 2008

Belvedere Resources Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current Assets
Cash	$67,503	$78,378
Total Assets	$67,503	$78,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,866	$8,105
Due to related parties	23,037	23,037
Total Liabilities	25,903	31,142

Commitments and Contingencies	-	-
Stockholders’ Equity
Common stock, 100,000,000 shares authorized, $0.00001 par value
6,006,450 shares issued and outstanding	60	60
Additional paid-in capital	111,260	109,760
Deficit accumulated during the exploration stage	(69,720)	(62,584)
Total Stockholders’ Equity	41,600	47,236
Total Liabilities and Stockholders’ Equity	$67,503	$78,378

See accompanying notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Statements of Expenses
For the Three Months Ended March 31, 2008 and March 31, 2007 and the
Period from September 27, 2006 (Inception) Through March 31, 2008
(Unaudited)

	Three	Three	September 27, 2006
	Months Ended	Months Ended	(Inception) through
	March 31, 2008	March 31, 2007	March 31, 2008

Operating Expenses

Legal and accounting	$3,828	$-	$38,377
General and administrative	1,808	(21)	18,218
Mining claim	-	-	2,500
Services provided by directors	750	750	4,500
Rent	750	750	4,500
Interest expense	-	-	1,625

Net Loss	$(7,136)	$(1,479)	$(69,720)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	n/a

Weighted Average Number of Common Shares Outstanding	6,006,450	5,000,000	n/a

See notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2008 and March 31, 2007 and the
Period from September 27, 2006 (Inception) Through March 31, 2008
(Unaudited)

	For the Three	For the Three	September 27, 2006
	Months Ended	Months Ended	(Inception) through
	March 31, 2008	March 31, 2007	March 31, 2008

Operating Activities

Net loss	$(7,136)	(1,479)	$(69,720)
Adjustments to reconcile net loss to cash used in operating
activities:
Contributed rent and consulting services	1,500	1,500	9,000
Imputed interest	-	-	1,625
Change in:
Increase in accounts payable	(5,239)	-	2,866
Net Cash Provided by (Used in) Operating Activities	(10,875)	21	(56,229)
Net Cash Provided by Financing Activities
Proceeds from the sale of common stock	-	-	100,695
Advances from related parties	-	-	23,037

Net Cash Provided by (Used in) Financing Activities	-	-	123,732

Increase in Cash	(10,875)	21	67,503
Cash - Beginning of Period	78,378	6	-
Cash - End of Period	$67,503	$27	67,503

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
(Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited interim financial statements of Belvedere have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Belvedere’s audited 2007 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Belvedere’s 2007 annual financial statements have been omitted.

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

NOTE 2 - Going Concern

These financial statements have been prepared on a going concern basis, which implies Belvedere Resources will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Belvedere Resources be unable to continue as a going concern. Through March 31, 2008, Belvedere Resources has not generated revenues and has accumulated losses of $69,720 since inception. The continuation of Belvedere Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Belvedere Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Belvedere Resources’ ability to continue as a going concern.

NOTE 3 - Related Party Transactions

During the period ended March 31, 2008, Belvedere Resources recognized a total of $750 for donated services and $750 for donated rent provided by the President and Director of Belvedere Resources.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report.

     If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do so or because is such minerals cannot be not economically mined, processed and sold at a profit, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can not raise it, we will have to suspend or cease operations.

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

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

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

Milestones

     The following are our milestones:

1.

May - June 2008 - We will retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

June - November 2008 - We will begin core drilling. We anticipate core drilling will cost $20 per foot with a total cost of $60,600 to $142,000, depending upon a number of factors which we cannot determine at this time. Core drilling will be contracted to non-affiliated third parties. The estimated time to conduct the core drilling is approximately 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

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

     To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We do not have sufficient funds on hand to complete exploration of our mineral property and will need to seek equity financing to provide for the capital required to implement our exploration phase. .

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we expect we will have to raise money in addition to funds on hand from one or more subsequent private placements, public offerings or loans. We cannot guarantee that we will be able to raise enough money to stay in business. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

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

     Since inception, we have issued 6,006,450 shares of our common stock and received $100,695.

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

     As of March 31, 2008, our total assets were $67,503 and our total liabilities were $25,903.

     In December 2007, we completed our public offering and raised $100,645 by selling 1,006,450 shares of common stock at an offering price of $0.10 per share.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures

      We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

     Internal Controls Over Financial Reporting

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation

PART II. OTHER INFORMATION

ITEM 1A.   RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On July 6, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-143816, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering.

     On December 20, 2007, we sold 1,006,450 shares of common stock at $0.10 per share for cash proceeds of $100,645.00. As of the date of this report, we spent the money raised from this offering, together with other funds on hand as follows:

Legal and Accounting Fees	$38,377
Stock Transfer Fees	$15,000
Mining Properties Costs	$2,500
General and Administrative	$1,808
Total:	$57,685

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of May, 2008.

BELVEDERE RESOURCES CORPORATION

BY:	SHAWN ENGLMANN
Shawn Englmann, President, Principal
Executive Officer, Treasurer, Principal
Financial Officer, and Principal Accounting
Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002