Form 10-Q
period 2008-06-30
Belvedere Resources CORP
filed 2008-08-14
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,006,450 as of August 13, 2008

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, and “the Company” refer to Belvedere Resources Corporation.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

Belvedere Resources Corporation
(An Exploration Stage Company)
(Unaudited)

June 30, 2008

Belvedere Resources Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current Assets
Cash	$50,716	$78,378
Total Assets	$50,716	$78,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$898	$8,105
Due to related parties	23,037	23,037
Total Liabilities	23,935	31,142

Commitments and Contingencies	-	-
Stockholders’ Equity
Common stock, 100,000,000 shares authorized, $0.00001 par value
6,006,450 shares issued and outstanding	60	60
Additional paid-in capital	112,260	109,760
Deficit accumulated during the exploration stage	(85,539)	(62,584)
Total Stockholders’ Equity	26,781	47,236
Total Liabilities and Stockholders’ Equity	$50,716	$78,378

See notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

	For the Three	For the Three	For the Six	For the Six	September 27, 2006
	months ended	months Ended	months ended	months ended	(Inception) through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Operating Expenses

Legal and accounting	$4,276	$-	$8,104	$-	$42,653
General and administrative	3,143	31	4,951	10	21,361
Mining claim expense	5,000	-	5,000	-	7,500
Services provided by directors	750	750	1,500	1,500	5,250
Rent	2,650	750	3,400	1,500	7,150
Interest expense	-	-	-	-	1,625

Total Expenses	15,819	1,531	22,955	3,010	85,539

Net Loss	$(15,819)	$(1,531)	$(22,955)	$(3,010)	$(85,539)

Net Loss Per Common Share – Basic and
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted Average Number of Common	6,006,450	5,000,000	6,006,450	5,000,000	N/A

See notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six	For the Six	September 27, 2006
	Months Ended	Months Ended	(Inception) through
	June 30, 2008	June 30, 2007	June 30, 2008

Operating Activities
Net loss	$(22,955)	(3,010)	$(85,539)
Adjustments to reconcile net loss to cash used in operating
activities:
Contributed rent and consulting services	2,500	3,000	10,000
Imputed interest	-	-	1,625
Change in:
Increase (decrease) in accounts payable	(7,207)	-	898
Net Cash Used in Operating Activities	(27,662)	(10)	(73,016)
Net Cash Provided by Financing Activities
Proceeds from the sale of common stock	-	-	100,695
Advances from related parties	-	-	23,037
Net Cash Provided by Financing Activities	-	100	123,732
Increase (decrease) in Cash	(27,622)	90	50,716
Cash - Beginning of Period	78,378	6	-
Cash - End of Period	$50,716	96	50,716

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See notes to financial statements

Belvedere Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(Unaudited)

NOTE 1 - Basis of Presentation

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

NOTE 2 - Going Concern

These financial statements have been prepared on a going concern basis, which implies Belvedere Resources will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Belvedere Resources be unable to continue as a going concern. At June 30, 2008, Belvedere Resources has not generated revenues and has accumulated losses since inception. The continuation of Belvedere Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Belvedere Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Belvedere Resources’ ability to continue as a going concern.

NOTE 3 - Related Party Transactions

During the period ended June 30, 2008, Belvedere Resources recognized a total of $1,500 for donated services and $1,000 for donated rent provided by the President and Director of Belvedere Resources.

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

     We estimate the cost of drilling will be $20 per foot drilled. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We intend to drill six holes to a depth of 300 feet.

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

Milestones

     The following are our milestones:

1.

August - November 2008 - We have retained a consultant to manage the exploration of the property. We will begin core drilling. We anticipate core drilling will cost $20 per foot with a total cost of $60,600 to $142,000, depending upon a number of factors which we cannot determine at this time. Core drilling will be contracted to non-affiliated third parties. The estimated time to conduct the core drilling is approximately 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

2.

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

     We have the right to explore one property containing an eight cell mineral claim. We have begun exploration activity.

     Since inception, we have issued 6,006,450 shares of our common stock and received $100,695.

     In September 27, 2006, we issued 5,000,000 shares of common stock to our then sole officer and director, Shawn Englmann, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Shawn Englmann has covered our initial expenses of $20,537 for incorporation, accounting and legal fees and $2,500 for registering the cells, all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Englmann is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Englmann is oral and there is no written document evidencing the agreement.

     As of June 30, 2008, our total assets were $50,716 and our total liabilities were $23,935.

     In December 2007, we completed our public offering and raised $100,645 by selling 1,006,450 shares of common stock at an offering price of $0.10 per share.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

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

     On December 20, 2007, we sold 1,006,450 shares of common stock at $0.10 per share for cash proceeds of $100,645. As of the date of this report, we spent the money raised from this offering, together with other funds on hand as follows:

Legal and Accounting Fees	$8,104
Stock Transfer Fees	$-
Mining Properties Costs	$5,000
General and Administrative	$9,851
Total:	$22,955

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of August, 2008.

BELVEDERE RESOURCES CORPORATION

BY:	SHAWN ENGLMANN
Shawn Englmann, President, Principal
Executive Officer, Treasurer, Principal
Financial Officer, and Principal Accounting
Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.