Form 10-Q
period 2008-10-30
Belvedere Resources CORP
filed 2008-11-19
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,006,450 Common Shares as of November 18, 2008

 SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, and “the Company” refer to Belvedere Resources Corporation.

INTERIM FINANCIAL STATEMENTS

Belvedere Resources Corporation

(An Exploration Stage Company)

(Unaudited)

September 30, 2008

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Belvedere Resources Corporation

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS

Current Assets

Cash	$ 37,901	78,378
Other current assets	923	-

Total Assets	$ 38,824	$ 78,378

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	$ 898	$ 8,105
Due to related parties	45,806	23,037
Total Liabilities	46,704	31,142

Commitments and Contingencies	-	-

Stockholders’ Deficit

Common stock, 100,000,000 shares authorized, $0.00001 par value 6,006,450 shares issued and outstanding	60	60

Additional paid-in capital	112,260	109,760

Deficit accumulated during the exploration stage	(120,200)	(62,584)

Total Stockholders’ Equity Deficit	(7,880)	47,236

Total Liabilities and Stockholders’ Equity Deficit	$ 38,824	$ 78,378

See notes to financial statements

Belvedere Resources Corporation

(An Exploration Stage Company)

Statements of Expenses

 (Unaudited)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	September 27, 2006 (Inception) through September 30, 2008

Operating Expenses:

Legal and accounting	$ 29,827	$ 0	$37,931	$ 0	$ 72,480
General and administrative	1,934	170	6,885	180	23,295
Mining claim expense	0	0	5,000	0	7,500
Services provided by directors	0	750	1,500	2,250	5,250
Rent	2,900	750	6,300	2,250	10,050
Interest expense	-	0	-		1,625

Total Expenses	34,661	1670	57,616	4,680	120,200

Net Loss	$ (34,661)	(1,670)	$ (57,616)	(4,680)	$ (120,200)

Net Loss Per Common Share – Basic and Diluted	$ (0.01)	(0.00)	$ (0.01)	(0.00)	N/A

Weighted Average Number of Common Shares Outstanding	6,006,450	5,000,000	6,006,450	5,000,000	N/A

See notes to financial statements

Belvedere Resources Corporation

(An Exploration Stage Company)

Statements of Cash Flows

 (Unaudited)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007	September 27, 2006 (Inception) through September 30, 2008

Operating Activities

Net loss	$ (57,616)	$ (4,680)	$ (120,200)

Adjustments to reconcile net loss to cash used in operating activities:
Contributed rent and consulting services	2,500	4,500	10,000
Imputed interest	-	-	1,625

Change in:
Other current assets	(923)	-	(923)
Increase (decrease) in accounts payable	(7,207)	-	898

Net Cash Provided (used in Operating Activities)	(63,246)	(180)	(108,600)

Net Cash Provided by Financing Activities

Proceeds from the sale of common stock	-	97,500	100,695
Advances from related parties	22,769	100	45,806

Net Cash Provided by (Used in) Financing Activities	22,769	97,600	146,501

Increase /Decrease in Cash	(40,477)	97,420	37,901

Cash - Beginning of Period	78,378	6	-

Cash - End of Period	$ 37,901	$ 97426	$ 37,901

Supplemental Disclosure of Cash Flow Information Cash paid during the period for :
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

See notes to financial statements

 Belvedere Resources Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2008

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

NOTE 2 - Going Concern

These financial statements have been prepared on a going concern basis, which implies Belvedere Resources will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Belvedere Resources be unable to continue as a going concern.  At September 30, 2008, Belvedere Resources has not generated revenues and has accumulated losses since inception.  The continuation of Belvedere Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Belvedere Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Belvedere Resources’ ability to continue as a going concern.

NOTE 3 - Related Party Transactions

During the period ended September 30, 2008, Belvedere Resources recognized a total of $22,769 for payment of  expenses paid by the President and Director of Belvedere Resources.

F-4

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

We are a start-up, exploration stage cooporation and have not yet generated or realized any revenue from our business operations.

Our auditors have issued a going concern opinion for our fiscal 2007 audit. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to meet our financial obligations. We are a start-up, exploration stage corporation which has been focused to date on exploring for mineralization which may be minded at a profit.  All of our work on our mineral property to date have been exploratory in nature only.  Accordingly, we have not yet generated or realized any revenues from our business operations and do not anticipate generating any such revenue until we are able discover and then produce economic quantities of mineralization.

Our main focus to date has been work on our “Spanish Gold” property, which is  located 60 miles north of Vancouver, BC, on the northern end of the Sechelt Peninsula.  ,This property is registered in the name of our President, Shawn Englmann, and is subject to a trust declaration in favour of the Company.  Partial proceeds of the offering which was completed in December of 2007 were used to initiate and complete the first phase of our preliminary exploration program – Phase 1A - which was designed to assess the property for mineralization  This work was carried out by a contract work crew, under supervision of our consultant, during late May/early June 2008, as described below.

The underground and surface workings at the Adit Zone and an old trench at a site thought to be the South Zone were located by the on-site crew.  A total of 6.0 km of control grid was emplaced over the South Zone area of the project.

The control grid consisted of a 500m long base-line oriented at 360o and 11 x 500m long cross-lines.  The cross-lines were oriented at 270o/090o and emplaced every 50m along the base-line.  Sample stations were emplaced every 25m along the cross lines.  The control grid was centered in an old trench thought to be the South Zone and covered the N and S strike projections of the zone as well as the rock units occurring on either side of the shear zone containing the South Zone.

A total of 25 soil samples were collected, with hand augers, over the central portion of the grid.  The soil samples covered the shear zone area that hosts the previously documented mineralization and also covered the known and projected strike/extension of the zone.  The balance of the control grid was emplaced in order that the crew could complete a systematic reconnaissance/prospecting of the South Zone area.  During the course of their traverses (along the grid lines) no other old workings or mineralization were located.

A total of 8 rock samples were collected.  4 samples were collected from the Adit Zone, 3 samples were collected from the South Zone and 1 sample was collected near camp (on the beach, approximately 200m west of the western edge of the Spanish Gold claim).

Geological Observations:

Based on information obtained from the Phase 1A work program, it appers that that the mineralization at the Adit Zone occurs within two narrow shear zones that are mineralized with pyrite, chalcopyrite and sphalerite.  The shear zones vary in width from 2cm to 1.0m, but on average appears to be about 10cm wide.  The width of the mineralization within the shear zone is generally 2-8cm wide.  Quartz is generally not present within the shear zones.  When quartz is present it occurs in small pods and blebs.  The wall rock is “barren” diorite with some epidote and chlorite occurring adjacent to the shears.  The Adit Zone has previously been explored by 2 adits (1 of which is completely caved) and a trench (now sloughed in).

At the South Zone, mineralization is hosted within a narrow shear zone which was traced for about 18m.  The mineralization (pyrite, chalcopyrite and sphalerite) occurs in thin veinlets and small pods.  The veinlets and pods range in thickness from about 1.0mm to 5cm.

Soil Sample Results:

All 25 soil samples (collected at the South Zone) were analyzed for gold and 28 other elements including copper, zinc, lead and silver.  The shear zone produced a weak geochemical trace, 100m in length, for silver, copper and zinc but failed to return anomalous values of gold.  Only two (2) soil samples returned silver values greater than 0.5ppm (1.5ppm & 1.9ppm).  Both of these samples were collected along the projected strike of the shear zone within 10-15m of the old trench.

Rock Sample Results:

The 8 rock samples collected during the program were also analyzed for gold and 28 other elements including copper, zinc, lead and silver.  7 of the rock samples were grab/chip samples from mineralized portions of the Adit and South Zones and the other rock was a float sample collected near camp.

Of these samples; two samples collected from within Adit 1 (at the Adit Zone) returned 1.1% Cu with 19ppm Ag and 0.5% Cu with 6.2ppm Ag.  Both samples were collected (in situ) from the mineralized section of the shear over a sample width of 6cm and 8cm respectively.

The only rock sample that returned a value in gold greater than 22ppb was the float sample (vuggy quartz) collected near camp, just west of the Spanish Gold claim.  This sample returned 4520ppb Au (0.131 opt) with 3.4ppm Ag.  The sample was “rounded” without any angular edges.  It is unknown where this sample originated from.

Only slightly anomalous values of copper, silver, lead and zinc were present in the other five rock samples.  These values do not approach ore grade.  The highest values for each element (of economic interest) are:  Cu 185ppm, Zn 140ppm, Pb 98ppm and Ag 11ppm.

Conclusions:

The results of the work completed has led us to conclude that the mineralization at both the Adit and South Zones is likely restricted to a narrow shear which is too small to host an economic ore body.  In light of this, we have decided to discontinue further work on the Spanish Gold Project and instead focus our efforts on identifying and acquiring more prospective properties or projects.

Although we have commenced a search for other suitable projects or properties, we have not yet identified any suitable candidates.  If we do identify a suitable property or project, we may not have sufficient funds to acquire such project or property and will instead have to confine our investigations to properties or projects which can be acquired in exchange for our common shares, agreement to future work commitments, royalties or other non-cash consideration.  There is a high degree of competition for resource properties and projects and many of our competitors have far greater resources, expertise and sources of prospective transactions than we do.  While the degree of competition for such projects and properties has decreased significantly over the past several months due to general economic conditions, including a significant decline in the prices of commodities and the market for the securities of resource companies, our ability to secure additional financing has also likewise declined as a result of such conditions, whereas some of our competitors have greater access to capital than we do or already have sufficient funds on hand to allow them to complete such acquisitions.  Accordingly, there can be no assurance that we will be able to acquire suitable projects or properties on favorable terms or at all.

We do not have sufficient funds on hand to conduct any significant work programs on any property or project we may acquire.  If we do acquire any such project or property, we will likely need to raise additional funds through the sale of our shares by public or private offering, loans from our principal or otherwise or joint ventures or similar agreements with third parties to advance work on such project or property.  There can be no assurance we will be able to secure such funds on favorable terms or at all.

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

Our focus to date has been the exploration for mineralization on our Spanish Gold property, which we have concluded, based on work to date, is not sufficiently prospective of mineralization to warrant further work at this time.  We intend to focus on locating and acquiring other projects or properties which offer more favorable prospects.  We have not identified any such projects at this time and, if we do, we anticipate we may require additional funding to either acquire such properties or projects or to conduct work programs on them.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we expect we will have to raise money in addition to funds on hand.  We do not have any existing sources of revenue and will need to raise financing from the public or private sale of our shares, loans form our principal or others or joint ventures or similar arrangements with third parties.  There is no assurance that any such funding can be obtained on favourable terms or at all.  Any funding through the sale of our shares will likely result in additional dilution to existing shareholders.

At the present time, we have not made any arrangements to raise additional funds, other than cash on hand. Other than as described in this paragraph, we have no other financing plans.

Since inception, we have issued 6,006,450 shares of our common stock and received $100,695.

In September 27, 2006, we issued 5,000,000 shares of common stock to our sole officer and director, Shawn Englmann, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Shawn Englmann has covered our initial expenses of $45,806 for incorporation, accounting and legal fees and $2,500 for registering the cells, all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Englmann is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Englmann is oral and there is no written document evidencing the agreement.

In December 2007, we completed our public offering and raised $100,645 by selling 1,006,450 shares of common stock at an offering price of $0.10 per share.

As of September 30, 2008, our total assets were $38,824 and our total liabilities were $46,704.

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

Legal and Accounting Fees

$ 37,931

Mining Properties Costs

$ 5,000

General and Administrative

$ 14,685

Total:

$ 57,616

ITEM 6.

EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th  day of November, 2008.

BELVEDERE RESOURCES CORPORATION

BY:	“Shawn Englmann”
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