Form 10-K
period 2008-12-31
Belvedere Resources CORP
filed 2009-03-31
CIK 1399761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2008: $0.00.

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

All references in this Report on Form 10-K to the terms “we”, “our”, “us”, and  “the Company” refer to Belvedere Resources Corporation.

PART I

ITEM 1.

BUSINESS

General

We were incorporated in Nevada on September 27, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 24442-112th Avenue, Maple Ridge, British Columbia, Canada V3E 1H5 and our telephone number is 604-476-9076..

Our focus to date has been the exploration for mineralization on our Spanish Gold property, which we have concluded, based on work to date, is not sufficiently prospective of mineralization to warrant further work at this time.  We intend to focus on locating and acquiring other projects or properties which offer more favourable prospects.  We have not identified any such projects at this time and, if we do, we anticipate we may require additional funding to either acquire such properties or projects or to conduct work programs on them.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause our plans to change.

Background

In November 2006, Shawn Englmann, our president and a member of the board of directors acquired one mineral property containing fourteen cells in British Columbia, Canada.  The claims held on this property have been allowed to lapse.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

Claims

Following geological tests, we  have let our Tenure on the Spanish Gold property lapse.  We have concluded, based on work to date, that the property is not sufficiently prospective of mineralization to warrant further work at this time.  We intend to focus on locating and acquiring other projects or properties which offer more favourable prospects.  We have not identified any such projects at this time and, if we do, we anticipate we may require additional funding to either acquire such properties or projects or to conduct work programs on them.

Competitive Factors

The gold mining industry is fragmented, that is there are many gold prospectors, exploration companies and producers.  Many of these potential competitors are much larger and have much greater resources and experience than we do.

Regulations

Any mineral exploration program that we embark upon is subject to the Mineral Tenure Act (British Columbia) and Regulations thereunder. This act sets forth rules for

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

Environmental Law

We are also subject to the Environmental Management Act (British Columbia). This Act, together with the Mines Act (British Columbia) deals with environmental matters relating to the exploration and development of mining properties and the requirement to restore or ‘remediate’ a property after any exploration or mining activities.

We have maintained  compliance with the above mentioned environmental legislation and will continue to do so in the future. We believe that compliance with such legislation will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only anticipated cost and effect of compliance with environmental regulations in British Columbia during the exploration stage is returning the surface to its previous condition upon abandonment of the property.

See “Special Note on Forward Looking Statements”.

Employees and Employment Agreements

At present, we have no full-time employees.  Our sole director and officer  devotes about 10% of his time or four hours per week to our operation. We have no employment agreement with our director and officer. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officer and director. Mr. Englmann will handle our administrative duties. Because our officer and director is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we acquire a suitable property.

ITEM 1A.

RISK FACTORS

Risks associated with our company:

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

Our plan of operation is limited to  locating and acquiring projects or properties which offer favourable prospects. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

We intend to focus on locating and acquiring other projects or properties which offer more favourable prospects.  We have not identified any such projects at this time and, if we do, we anticipate we may require additional funding to either acquire such properties or projects or to conduct work programs on them.   Accordingly, we will not generate any revenues as a result of your investment.

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

We were incorporated on September 27, 2006.  We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $140,648.

We have not identified any commercially viable mineral deposits.  We have not commenced development or commercial production .  We have no history of earnings or cash flow from operations.  We do not have a line of credit and our only present source of funds available may be through the sale of our equity shares or assets.  Should we be unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those contained in our financial statements.

Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations and may result in the loss of your investment.

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

Holders

 As at March 31 , 2009, we had 50 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

Following geological tests, we  have let our Tenure on the Spanish Gold property lapse.  Which we have concluded, based on work to date, is not sufficiently prospective of mineralization to warrant further work at this time.  We intend to focus on locating and acquiring other projects or properties which offer more favourable prospects.  We have not identified any such projects at this time and, if we do, we anticipate we may require additional funding to either acquire such properties or projects or to conduct work programs on them.

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

Liquidity and Capital Resources

Mr. Englmann has agreed to advance sufficient funds to maintain continuous disclosure filings until a suitable project is located.

At the present time, we have not made any arrangements to raise additional cash, other than cash on hand. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Since inception, we have issued 6,006,450  shares of our common stock and received $100,645 for a portion of the shares.

In September 27, 2006, we issued 5,000,000 shares of common stock to our then sole officer and director, Shawn Englmann, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Shawn Englmann has covered expenses via advances totaling $51,649, all of which was paid directly to our stakeholder, Shawn Englmann, attorney and accountant. The amount owed to Mr. Englmann is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Englmann is oral and there is no written document evidencing the agreement.

As of December 31, 2008, our total assets are $22,889 and our total liabilities are $52,547.

In December 2007, we completed our public offering and raised $100,645 by selling 1,006,450 shares of common stock at an offering price of $0.10 per share.

Recent Accounting Pronouncements

Belvedere Resources does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Belvedere Resources Corporation

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

 Belvedere Resources Corporation

 (An Exploration Stage Company)

 Vancouver BC Canada

We have audited the accompanying balance sheets of Belvedere Resources Corporation (“Belvedere”) as of December 31, 2008 and 2007, and the related statements of operations, cash flows and changes in stockholders’ deficit for the two years then ended and the period from September 27, 2006 (Inception) through December 31, 2008. These financial statements are the responsibility of Belvedere’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belvedere Resources Corporation, as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the two years then ended and the period from September 27, 2006 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONE & BAILEY PC

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

March 27, 2009

Belvedere Resources Corporation

 (An Exploration Stage Company)

Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS

Current Assets

Cash	$ 21,729	$ 78,378
Other current assets	1,160	-

Total Assets	$ 22,889	$ 78,378

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	$898	$8,105
Due to related parties	51,649	23,037

Total Liabilities	52,547	31,142

Stockholders’ Equity (Deficit)

Preferred stock, 100,000,000 shares authorized, $0.00001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value 6,006,450 shares issued and outstanding	60	60

Additional paid-in capital	112,260	109,760

Deficit accumulated during the exploration stage	(141,978)	(62,584)

Total Stockholders’ Equity (Deficit)	(29,658)	47,236

Total Liabilities and Stockholders’ Equity (Deficit)	$ 22,889	$ 78,378

See accompanying notes to financial statements

Belvedere Resources Corporation

(An Exploration Stage Company)

Statements of Expenses

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	September 27, 2006 (Inception) through December 31, 2008
Operating Expenses:

Legal and accounting	$ 51,846	$ 24,549	$ 86,395

General and administrative	18,371	22,166	42,281

Mining exploration expense	10,000	-	12,500
	___________	__________	___________
Total Operating Expenses	80,217	46,715	141,176

Other Income (Expense):
Foreign currency exchange gain	823	-	823
Interest expense	-	(1,625)	(1,625)
	___________	__________	___________
Total Other Income (Expense)	823	(1,625)	(802)

	___________	__________	___________
Net Loss	$ (79,394)	$ (48,340)	$ (141,978)

Net Loss Per Common Share Basic and Diluted	(0.01)	(0.01)	n/a

Weighted Average Number of Commons shares Outstanding	6,006,450	5,292,370	n/a

See accompanying notes to financial statements

Belvedere Resources Corporation

(An Exploration Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	September 27, 2006 (Inception) through December 31, 2008

Operating Activities:

Net loss	$ (79,394)	$ (48,340)	$ (141,978)

Adjustments to reconcile net loss to cash used in operating activities:
Donated rent and consulting services	2,500	6,000	10,000
Imputed Interest	-	1,625	1,625
Change in:
Increase in other current assets	(1,160)	-	(1,160)
Increase (decrease) in accounts payable	(7,207)	5,405	898

Net Cash Used in Operating Activities	(85,261)	(35,310)	(130,615)

Financing Activities:

Advances from related party	28,612	13,037	51,649
Proceeds from the sale of common stock	-	100,645	100,695

Net Cash Provided by Financing Activities	28,612	113,682	152,344

Increase/Decrease in Cash	(56,649)	78,372	21,729

Cash - Beginning of Period	78,378	6	-

Cash - End of Period	$ 21,729	$78,378	$ 21,729

Supplemental Disclosure of Cash Flow Information Cash paid during the period for :
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

See accompanying notes to financial statements

Belvedere Resources Corporation

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Deficit

For the Period From September 27, 2006 (Inception) Through December 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Inception – Founders shares issued for cash	5,000,000	$ 50	$ -	$ -	$ 50

Donated rent and consulting services	-	-	1,500	-	1,500

Net loss	-	-	-	(14,244)	(14,244)

Balances at December 31, 2006	5,000,000	50	1,500	(14,244)	(12,694)

Shares sold for cash	1,006,450	10	100,635	-	100,645

Donated rent and consulting services	-	-	6,000	-	6,000

Imputed Interest	-	-	1,625	-	1,625

Net loss	-	-	-	(48,340)	(48,340)

Balances at December 31, 2007	6,006,450	60	109,760	(62,584)	47,236

Donated rent and consulting services	-	-	2,500	-	2,500
Net loss	-	-	-	(79,394)	(79,394)
Balances at December 31, 2008	6,006,450	$ 60	$ 112,260	$ (141,978)	$ (29,658)

See accompanying notes to financial statements

Belvedere Resources Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business. Belvedere Resources Corporation was incorporated in Nevada on September 27, 2006. Belvedere Resources is an Exploration Stage Company, as defined by FASB Statement No.7, ”Accounting and Reporting for Development Stage Enterprises”, and SEC Industry Guide 7. Belvedere Resources’ principal business is the acquisition and exploration of mineral resources.

Reclassifications.  Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 31, 2008 and 2007, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Belvedere Resources considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2008 and 2007..

Mineral Property Costs. Belvedere Resources has been in the exploration stage since its formation on September 27, 2006 and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments. Financial instruments, which include cash, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Belvedere Resources operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to Belvedere Resources operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, Belvedere Resources does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Foreign currency translation.  Assets and liabilities of foreign operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders’ equity. Foreign currency transaction gains and losses are included in current.

Recently Issued Accounting Pronouncements. Belvedere Resources does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which implies Belvedere Resources will not continue to meet its obligations in the normal course of business for the next fiscal year. As of December 31, 2008, Belvedere Resources has not generated revenues and has accumulated losses since inception. The continuation of Belvedere Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Belvedere Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Belvedere Resources’ ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Belvedere Resources be unable to continue as a going concern.

Note 3. Related Party Transactions

During the periods ended December 31, 2008 and 2007, Belvedere Resources recognized a total of $1,500 and $3,000, respectively, for donated services and $1,000 and $3,000, respectively for donated rent provided by the President and Director of Belvedere Resources.

On December 31, 2008 and 2007, Belvedere Resources owed the President and Director of Belvedere Resources $51,649 and $23,037, respectively, for expenses paid on behalf of Belvedere Resources and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

Note 4. Common Stock

During the year ended December 31, 2007 Belvedere Resources sold 1,006,450 shares for $100,645 of cash proceeds.

Note 5. Income Taxes

Belvedere Resources uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the periods ended December 31, 2008 and 2007, Belvedere Resources incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $139,000 at December 31, 2008, and will expire in the years 2026-2028.

At December 31, 2008 and 2007, deferred tax assets consisted of the following:

	2008	2007
Deferred tax assets
Net operating losses	$47,268	$ 20,726
Less: valuation allowance	(47,268)	(20,726)
Net deferred tax asset	$-	$ -

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2008, included in this report have been audited by Malone & Bailey, PC, Independent Registered Public Accounting Firm, 2925 Briarpark, Suite 930, Houston, TX 77042; telephone: 713-343-4200, as set forth in this annual report.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria because of the identification of a material weakness in our internal control over financial reporting.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO and CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Shawn Englmann	34	president, principal executive officer, principal financial
24442-112th Avenue		officer, secretary, treasurer and a member of the
Maple Ridge, British Columbia		board of directors
Canada V3E 1H5

The person named above has held his offices/positions since September 27, 2006 and is expected to hold his office/position until the next annual meeting of our stockholders.

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

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of our sole officer and director. The purpose of the committee is to provide assistance to the Chief Executive Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the Code of Ethics was filed as Exhibit 14.1 on April 15, 2008..

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

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP ($)	All other Compensation ($)
Shawn Englmann	2007	0	0	0	0	0	0	0
President, Secretary,	2006	0	0	0	0	0	0	0
Treasurer	2005	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is December 31, 2008.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Shawn Englmann	0	0	0	0	0	0	0

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

	Number of
Name and Address	Direct Shares	Percentage of
Beneficial Ownership [1]	of Ownership	Ownership

Shawn Englmann	5,000,000	83.24%
24442-112th Avenue
Maple Ridge, BC
Canada V3E 1H5

All Officers and Directors	5,000,000	83.24%
as a Group (1 person)

[1]	The person named above “promoter” as defined in the Securities Exchange Act of 1934. Mr. Englmann is the only “promoter” of our company.

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

Mr. Englmann provides office space at $500-1,200 per month.

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

2008 2007	$ $	13,000 7,375	Malone & Bailey, P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008 2007	$ $	0 0	Malone & Bailey, P.C. Malone & Bailey, P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Malone & Bailey, P.C.
2007	$0	Malone & Bailey, P.C.

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Malone & Bailey, P.C.
2007	$0	Malone & Bailey, P.C.

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	06-15-07	3.1

3.2	Bylaws.	SB-2	06-15-07	3.2

4.1	Specimen Stock Certificate.	SB-2	06-15-07	4.1

10.1	Trust Agreement.	SB-2	06-15-07	10.1

14.1	Code of Ethics.	SB-2	04-15-08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.2	Audit Committee Charter.	SB2	04/15/08	99.2

99.3	Disclosure Committee Charter.	SB2	04/15/08	99.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on this 31st  day of March ,  2009.

BELVEDERE RESOURCES CORPORATION

BY:	“Shawn Englmann”
Shawn Englmann, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer.