Form 10-Q
period 2009-03-31
Belvedere Resources CORP
filed 2009-05-14
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-143816

BELVEDERE RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#508 – 170 West 1st Street,

North Vancouver, British Columbia

Canada V7M 3P2

 (Address of principal executive offices, including zip code.)

(778) 892-2490

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,006,450 Common Shares as of May 12, 2009

 SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, and “the Company” refer to Belvedere Resources Corporation.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Belvedere Resources Corporation

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS:

Current Assets
Cash	$9,515	$21,729
Other Current Assets	2,095	1,160

Total Assets	$11,610	$22,889

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$3,679	$898
Due to Related Parties	53,149	51,649
	56,828	52,547

Stockholders' Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value none issued
Common stock, 100,000,000 shares authorized, $0.00001 par value
6,006,450 shares issued and outstanding
	60	60
Additional paid-in capital	112,260	112,260

Deficit accumulated during the exploration
stage	(157,538)	(141,978)

Total Stockholders' Deficit	(45,218)	(29,658)

Total Liabilities and Stockholders'
Deficit	$11,610	$22,889

See accompanying notes to financial statements

Belvedere Resources Corporation

(An Exploration Stage Company)

Statements of Expenses

 (Unaudited)

	Three Months	Three Months	Sept, 27, 2006 (Inception)
	Ended	Ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009
Operating Expenses

Legal and accounting	$13,160	$3,828	$99,555
General and administrative	900	1,808	25,881
Mining exploration expense	-	-	12,500
Services provided by Directors	750	750	7,500
Rent	750	750	11,300
Total Operating Expenses	15,560	7,136	156,736

Other Income (Expense):
Foreign currency exchange gain	-	-	823
Interest Expense	-	-	(1,625)
Total Other Income (Expense)			(802)

Net Loss	$(15,560)	$(7,136)	$(157,538)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	n/a

Weighted Average Number of
Common Shares Outstanding	6,006,450	6,006,450	n/a

See accompanying notes to financial statements

Belvedere Resources Corporation (An Exploration Stage Company) Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended	September 27, 2006
	March 31, 2009	March 31, 2008	(Inception) through
			March 31, 2009
Operating Activities

Net Loss	$(15,560)	$(7,136)	$(157,538)

Adjustments to reconcile net loss to cash
used in operating activities:
Donated rent and consulting services	-	1,500	10,000
Imputed interest	-	-	1,625
Changes in:
Increase in other current asset	(935)	-	(2,095)
Increase (decrease) in accounts payable	2,781	(5,239)	(3,679)
Increase in accounts payable – related party	1,500	-	1,500

Net Cash used in Operating Activities	(12,214)	(10,875)	(142,829)

Net Cash Provided by Financing Activities

Proceeds from the sale of common stock	-	-	100,695
Advances from related parties	-	-	51,649

Net Cash Provided by Financing Activities	-	-	152,344

Increase (decrease) in Cash	(12,214)	(10,875)	9,515

Cash - Beginning of Period	21,729	78,378	-
Cash – End of Period	$9,515	$67,503	$9,515

See accompanying notes to financial statements

 Belvedere Resources Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

 (Unaudited)

NOTE 1 -  Basis of Presentation

The accompanying unaudited interim financial statements of Belvedere have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Belvedere’s audited 2008 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Belvedere’s 2008 annual financial statements have been omitted.

NOTE 2 - Going Concern

These financial statements have been prepared on a going concern basis, which implies Belvedere Resources will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Belvedere Resources be unable to continue as a going concern.  At March 31, 2009, Belvedere Resources has not generated revenues and has accumulated losses since inception.  The continuation of Belvedere Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Belvedere Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Belvedere Resources’ ability to continue as a going concern.

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

Since inception, we have issued 6,006,450  shares of our common stock and received $100,695 for a portion of the shares.

In September 27, 2006, we issued 5,000,000 shares of common stock to our then sole officer and director, Shawn Englmann, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Shawn Englmann has covered expenses via advances totaling $53,149, all of which was paid directly to our stakeholder,  attorney and accountant. The amount owed to Mr. Englmann is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Englmann is oral and there is no written document evidencing the agreement.

In December 2007, we completed our public offering and raised $100,645 by selling 1,006,450 shares of common stock at an offering price of $0.10 per share.

As of March 31, 2009, our total assets are $11,610 and our total liabilities are $56,828.

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

ITEM 6.

EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th  day of May, 2009.

BELVEDERE RESOURCES CORPORATION

BY:	“Shawn Englmann”
Shawn Englmann, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer