Form 10-Q
period 2009-06-30
Belvedere Resources CORP
filed 2009-08-11
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,006,450 Common Shares as of August 6, 2009

 SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, and “the Company” refer to Belvedere Resources Corporation.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Belvedere Resources Corporation

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS:

Current Assets
Cash	$2,441	$21,729
Other Current Assets	2,440	1,160

Total Assets	$4,881	$22,889

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$898	$898
Advances to Related Parties	59,314	51,649
	60,212	52,547

Stockholders' Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value none issued
Common stock, 100,000,000 shares authorized, $0.00001 par value
6,006,450 shares issued and outstanding
	60	60
Additional paid-in capital	112,260	112,260

Deficit accumulated during the exploration
stage	(167,651)	(141,978)

Total Stockholders' Deficit	(55,331)	(29,658)

Total Liabilities and Stockholders'
Deficit	$4,881	$22,889

See accompanying notes to unaudited financial statements

Belvedere Resources Corporation

(An Exploration Stage Company)

Statements of Expenses

 (Unaudited)

	Three Months	Three Months	Six Months	Six Months	September 27, 2006
	Ended	Ended	Ended	Ended	(Inception) through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Operating Expenses

Legal and accounting	$6,477	$4,276	$19,638	$8,104	$106,033
General and Admin	2,134	3,143	3,035	4,951	28,016
Mining Claim	-	5,000	-	5,000	12,500
Services provided by Directors	750	750	1,500	1,500	8,250
Rent	750	2,650	1,500	3,400	12,050

Total Operating Expenses	10,111	15,819	25,673	22,955	166,849

Other Income (Expense):
Foreign currency exchange gain					823
Interest Expense					(1,625)
Total Other (Expenses)					(802)

Net Loss	$(10,111)	$(15,819)	$(25,673)	$(22,955)	$(167,651)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	n/a

Weighted Average Number of
Common Shares Outstanding	6,006,450	6,006,450	6,006,450.00	6,006,450.00	n/a

See accompanying notes to unaudited financial statements

Belvedere Resources Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Six months Ended June 30, 2009	Six months Ended June 30, 2008	September 27, 2006 (Inception) through June 30, 2009
Operating Activities

Net Loss	$(25,673)	$22,955)	$(167,651)
Adjustments to reconcile net loss to cash used in operating activities

Contributed rent and consulting	-	2,500	10,000
Imputed interest	-	-	1,625

Change in:
Other current asset	(1,280)	-	(2,440)
Increase in accounts payable	-	(7,207)	898
Net Cash used in Operating Activities	(26,953)	(27,662)	(157,568)

Net Cash Provided by Financing Activities

Proceeds from the sale of common stock	-	-	100,695
Advances from related parties	7,665	-	59,314

Net Cash provided
Financing Activities	7,665	-	160,009

Increase (decrease) in Cash	(19,228)	(27,622)	2,441

Cash – Beginning of Period	21,729	78,378	-
Cash – End of Period	2,441	50,716	2,441

See accompanying notes to unaudited financial statements

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

NOTE 2 - Going Concern

These financial statements have been prepared on a going concern basis, which implies Belvedere Resources will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Belvedere Resources be unable to continue as a going concern.  At June 30, 2009, Belvedere Resources has not generated revenues and has accumulated losses since inception.  The continuation of Belvedere Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Belvedere Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Belvedere Resources’ ability to continue as a going concern.

NOTE 3- Related Party Transactions

During the quarter ended June 30, 2009 Belvedere Resource Corporation’s sole Officer and Director advanced the company an additional $7,665. The total outstanding balance on the advance from the Shareholder as of June 30, 2009 is $59,314 and remains unpaid, is due on demand, bears no interest and is unsecured.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We are a start-up, exploration-stage corporation and have not yet generated or realized any revenues from our business operations.

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

Following geological tests, we let our Tenure on the Spanish Gold property lapse.  We have concluded, based on work to date, that the property is not sufficiently prospective of mineralization to warrant further work at this time.  We intend to focus on locating and acquiring other projects or properties which offer more favourable prospects.  We have not identified any such projects at this time and, if we do, we anticipate we may require additional funding to either acquire such properties or projects or to conduct work programs on them.

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

In September 27, 2006, we issued 5,000,000 shares of common stock to our then sole officer and director, Shawn Englmann, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Shawn Englmann has covered expenses via advances totaling $59,314, all of which was paid directly to our stakeholder, attorney and accountant. The amount owed to Mr. Englmann is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Englmann is oral and there is no written document evidencing the agreement.

In December 2007, we completed our public offering and raised $100,645 by selling 1,006,450 shares of common stock at an offering price of $0.10 per share.

As of June 30, 2009, our total assets are $4,881. and our total liabilities are $60,212.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 6th   day of August, 2009.

BELVEDERE RESOURCES CORPORATION

BY:	“Shawn Englmann”
Shawn Englmann, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer