Form 10-Q
period 2009-09-30
Belvedere Resources CORP
filed 2009-11-12
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,006,450 Common Shares as of September 30, 2009.

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

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, and “the Company” refer to Belvedere Resources Corporation.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Belvedere Resources Corporation

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS:

Current Assets
Cash	1,753	21,729
Other Current Assets	2,473	1,160

Total Assets	4,226	22,889

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	898	898
Due to Related Parties	63,812	51,649
	64,710	52,547

Stockholders' Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value none issued
Common stock, 100,000,000 shares authorized, $0.00001 par value
6,006,450 shares issued and outstanding
	60	60
Additional paid-in capital	112,260	112,260

Deficit accumulated during the exploration
stage	(172,804)	(141,978)

Total Stockholders' Deficit	(60,484)	(29,658)

Total Liabilities and Stockholders'
Deficit	4,226	22,889

See accompanying notes to unaudited financial statements

Belvedere Resources Corporation

(An Exploration Stage Company)

Statements of Expenses

 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	September 27,2006
	Ended	Ended	Ended	Ended	(Inception) Through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Operating Expenses

Legal and accounting	$ 1,973	$ 29,827	$ 21,610	$ 37,931	$ 108,005
General and Admin	1,681	1,934	4,716	6,885	46,997
Mining Claim	-	-	-	5,000	12,500
Services provided by Directors	750	-	2,250	1,500	2,250
Rent	750	2,900	2,250	6,300	2,250

Total Operating Expenses	5,154	34,661	30,826	57,616	172,002

Other Income :
Foreign currency exchange gain					823
Interest Expense					(1,625)
Total Other Income Expense

Net Loss	$ (5,154)	$ (34,661)	$ (30,826)	$ (57,616)	$ (172,804)

Net Loss Per Common Share
Basic and Diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)	n/a

Weighted Average Number of
Common Shares Outstanding	6,006,450	6,006,450	6,006,450.00	6,006,450.00	n/a

See accompanying notes to unaudited financial statements

Belvedere Resources Corporation

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended	September 27, 2006
	September 30, 2009	September 30, 2008	(Inception) through
			September 30, 2009
Operating Activities
Net Loss	$ (30,826)	$ (57,616)	$ (172,804)
Adjustments to reconcile net loss to cash
used in operating activities:
Contributed rent and consulting	-	2,500	10,000
Imputed interest	-	-	1,625

Change in:
Other current asset	(1,313)	(923)	(2,473)
Increase (decrease) in accounts payable	-	(7,207)	898
Net Cash used in
Operating Activities	(32,139)	(63,246)	(162,754)

Net Cash Provided by Financing Activities

Proceeds from the sale of common stock	-	-	100,695
Advances from related parties	12,163	22,769	63,812

Net Cash Provided by
Financing Activities	12,163	22,769	164,507

Increase (Decrease) in Cash	(19,976)	(40,477)	1,753

Cash - Beginning of Period	21,729	78,378	-
Cash - End of Period	$ 1,753	$ 37,901	$ 1,753

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

Recently Issued Accounting Pronouncements

Effective this quarter, the Company implemented ASC No. 855, Subsequent Events (“ASC 855”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

NOTE 2 - Going Concern

These financial statements have been prepared on a going concern basis, which implies Belvedere Resources will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Belvedere Resources be unable to continue as a going concern.  At September 30, 2009, Belvedere Resources has not generated revenues and has accumulated losses since inception.  The continuation of Belvedere Resources as a going concern is dependent upon the continued financial support from its shareholders, the ability of Belvedere Resources to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Belvedere Resources’ ability to continue as a going concern.

NOTE 3- Related Party Transactions

During the nine months ended September 30, 2009 Belvedere Resource Corporation’s sole Officer and Director advanced the company an additional $12,163. The total outstanding balance on the advance from the Shareholder as of September 30, 2009 is $63,812 and remains unpaid, is due on demand, bears no interest and is unsecured.

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

In September 27, 2006, we issued 5,000,000 shares of common stock to our then sole officer and director, Shawn Englmann, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Shawn Englmann has covered expenses via advances totaling $63,812, all of which was paid directly to our stakeholder, attorney and accountant. The amount owed to Mr. Englmann is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Englmann is oral and there is no written document evidencing the agreement.

In December 2007, we completed our public offering and raised $100,645 by selling 1,006,450 shares of common stock at an offering price of $0.10 per share.

As of September 30, 2009, our total assets are $4,226 and our total liabilities are $64,710.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 30th day of September, 2009.

BELVEDERE RESOURCES CORPORATION

BY:	“Shawn Englmann”
Shawn Englmann, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer