Form 10-K
period 2009-12-31
Belvedere Resources CORP
filed 2010-03-29
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 000-53184

Global Security Agency Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0516432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 508 – 170 West 1st Street
North Vancouver, British Columbia
Canada V7M 3P2
(Address of principal executive offices)

(778) 892-2490
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $0.

As of March 26, 2010, the registrant’s outstanding common stock consisted of 66,006,450 shares.

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions.  Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

As used in this annual report, the terms "we", "us", "our" and the “Company” mean Global Security Agency Inc., unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Business Overview

We were incorporated in Nevada on September 27, 2006.  We maintain a registered office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at Suite 508, 170 West 1st Street, North Vancouver, British Columbia, Canada, V7M 3P2 and our telephone number is 778-892-2490.

We have no operations, no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors, and rely upon the sale of our securities or loans to fund operations.

We were an exploration stage corporation engaged in the search for mineral deposits.  Our focus was on the exploration for mineralization on our Spanish Gold property, which we concluded in fiscal 2008, based on work to date, was not sufficiently prospective of mineralization to warrant further work.

We are proposing to pursue a new line of business.  In that regard:

On January 12, 2010, we sold 60,000,000 shares of our common stock to Rock Rutherford at a price of $0.0001 per share for gross proceeds of $6,000.  The sale resulted in a change of control of our company and Mr. Rutherford controls approximately 91% of our outstanding common stock as a result.

On January 12, 2010, we entered into a re-organization agreement with our sole director and officer, Shawn Englmann.  The following description of the Agreement is qualified in its entirety by reference to the Agreement, a copy of which is included as an exhibit hereto.  The material terms of the Agreement are as follows:

•	consolidation of the Company’s common stock on a 10:1 share basis is proposed;

•	Mr. Englmann shall not to sell or transfer more than 10,000 shares of our stock on any given day through a brokered transaction;

•
Mr. Englmann is granted an option to purchase 450,000 shares of our common stock at a price of $0.00001 per share exercisable for a period of six months from the date of the Agreement.  The number of shares of our common stock available for acquisition under this option shall remain the same regardless of any consolidation of our stock;

•	a maximum of 450,000 shares of our common stock held by Mr. Englmann shall be registered for re-sale with the US Securities and Exchange Commission within six months of the date of the Agreement;

•
Mr. Englmann’s shareholder loans shall be repaid no later than June 30, 2010 and will continue not to accrue any interest until June 30, 2010.  If the shareholder loans are not repaid by June 30, 2010, they will begin to accrue interest at a rate of 1% per month; and

•	Mr. Englmann agreed to resign as a director and officer of the Company following the proposed 10:1 consolidation of our common stock.

On January 25, 2010, we completed a name change from Belvedere Resources Corporation to Global Security Agency Inc.

There can be no assurance that we will proceed with a new line of business, or that we will be successful in any business that we choose to pursue.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our executive office located at Suite 508, 170 West 1st Street, North Vancouver, British Columbia, Canada, V7M 3P2. This office is approximately 500 square feet for which we pay rent of $250 per month.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party.  None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings.  We are not aware of any other legal proceedings that have been threatened against us.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public market for our common stock.  Our common stock is quoted for trading on the OTC Bulletin Board under the trading symbol “BELV”, however, there have been no trades in our common stock on the OTC Bulletin Board.

Holders

As of March 26, 2010, there were approximately 43 holders of record of our common stock.

Dividends

As of March 26, 2010, we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future.  We intend to retain earnings, if any, to finance the development and expansion of our business.  Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of March 26, 2010, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

On January 12, 2010, we sold 60,000,000 shares of our common stock to Rock Rutherford at a price of $0.0001 per share for gross proceeds of $6,000, pursuant to the exemption from the registration requirements of the U.S. Securities Act of 1933, as amended, provided by Section 4(2) of the Act.  The sale resulted in a change of control of our company and Mr. Rutherford controls approximately 91% of our outstanding common stock as a result.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

We have limited operational history.  Since our inception on September 27, 2006 to December 31, 2009, we have not generated any revenues and we have sustained operational losses.  We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

From our inception on September 27, 2006 to December 31, 2009, we incurred total operating expenses of $178,686, including $110,426 in legal and accounting fees, $49,760 in other general and administrative expenses and $12,500 in mineral exploration costs.

For the fiscal year ended December 31, 2009, we incurred total operating expenses of $37,510, including $24,040 in legal and accounting fees and $7,470 in other general and administrative expenses, whereas for the fiscal year ended December 31, 2008, we incurred total operating expenses of $80,217, including $51,846 in legal and accounting fees, and $18,371 in other general and administrative expenses and $10,000 in mineral exploration costs.

Net Loss

From our inception on September 27, 2006 to December 31, 2009, we incurred a net loss of $180,886.  For the fiscal year ended December 31, 2009, we incurred a net loss of $38,908, whereas for the fiscal year ended December 31, 2008, we incurred a net loss of $79,394.

Liquidity and Capital Resources

As of December 31, 2009, we had cash of $247, total assets of $2,225, total liabilities of $70,791 and a working capital deficit of $68,566. As of December 31, 2009, we had an accumulated deficit of $180,886.

We are dependent on funds raised through equity financing and proceeds from related parties. Our net loss of $180,886 from our inception on September 27, 2006 to December 31, 2009 was funded primarily by such financing and proceeds.  Since our inception on September 27, 2006, we have raised gross proceeds of $100,695 in cash from the sale of our common stock.

From our inception on September 27, 2006, to December 31, 2009, operating activities used cash of $169,542, primarily in connection with our mineral exploration activities.  For the fiscal year ended December 31, 2009, operating activities used cash of $38,927, whereas during the fiscal year ended December 31, 2008, operating activities used cash of $85,261.

From our inception on September 27, 2006 to December 31, 2009, we received $169,789 from financing activities, which consisted of $69,094 in advances from related parties and $100,695 in proceeds from the issuance of our common stock.  During the fiscal year ended December 31, 2009, we received $17,445 from financing activities, which consisted primarily of advances from related parties, whereas during the fiscal year ended December 31, 2008, we received $28,612 from financing activities, in advances from related parties.

Over the next 12 months, we are proposing to pursue a new line of business.  In connection with our proposed change in business activities, we will incur significant additional costs. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants, directors and officers, and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning March 2010) will be approximately $1.0 million. This estimate may change significantly depending on the level of our business activities and our ability to raise capital.  There can be no assurance that we will proceed with a new line of business or that we will be successful in any line of business that we may choose to pursue.

We intend to raise additional capital for the next 12 months from the sale of our equity securities or loans from related parties.  If we are unsuccessful in raising sufficient capital through such efforts, we may consider other financing avenues such as bank financing.  There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.  If we are unable to raise additional capital, our business may fail.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing.  We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock.  However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations.  In the absence of such financing, we may be forced to abandon our business plan.

Going Concern

Our financial statements for the period ended December 31, 2009 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our common stock and loans from related parties to fund our operations.  We may not generate any revenues even if we change our business activities, and if we are unable to raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.  A complete summary of these policies is included in Note 1 of the notes to our financial statements.  We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Mineral Property Costs

We have been in the exploration stage since our formation on September 27, 2006 and have not yet realized any revenues from our operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Global Security Agency Inc.
(formerly Belvedere Resources Corporation)
(An Exploration Stage Company)
Vancouver BC Canada

We have audited the accompanying consolidated balance sheets of Global Security Agency Inc. (formerly Belvedere Resources Corporation), (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of expenses, shareholders’ deficit, and cash flows for the years then ended and for the period from September 27, 2006 (inception) through December 31, 2009. These financial statements are the responsibility of Global Security Agency Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Security Agency Inc. as of December 31, 2009 and 2008 and the results of operations and cash flows for the years then ended and for the period from September 27, 2006 (Inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Global Security Agency Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Global Security Agency Inc. has not generated revenues and has accumulated losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey,LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 25, 2010

Global Security Agency Inc.
(formerly Belvedere Resources Corporation)
(An Exploration Stage Company)
Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS

Current Assets

Cash	$247	$21,729
Other current assets	1,978	1,160

Total Assets	$2,225	$22,889

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$1,697	$898
Due to related parties	69,094	51,649

Total Liabilities	70,791	52,547

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, none issued	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value 6,006,450 shares issued and outstanding	60	60

Additional Paid-in Capital	112,260	112,260

Deficit Accumulated During the Exploration Stage	(180,886)	(141,978)

Total Stockholders’ Deficit	(68,566)	(29,658)

Total Liabilities and Stockholders’ Deficit	$2,225	$22,889

See accompanying notes to financial statements

Global Security Agency Inc.
(formerly Belvedere Resources Corporation)
(An Exploration Stage Company)
Statements of Expenses

	For the Year Ended	For the Year Ended	September 27, 2006 (Inception) through
	to December 31,	December 31,	to December 31,
	2009	2008	2009

Expenses

Legal and accounting	$24,040	$51,846	$110,426
Other general and administrative	7,470	18,371	49,760
Mineral exploration expense	–	10,000	12,500
Services provided by Directors	3,000	–	3,000
Rent	3,000	–	3,000

Total Operating Expenses	37,510	80,217	178,686

Other Income (Expenses)

Foreign currency exchange gain (loss)	(1,398)	823	(575)
Interest expense	–	–	(1,625)

Total Other Income (Expenses)	(1,398)	823	(2,200)

Net Loss	$(38,908)	$(79,394)	$(180,886)

Net Loss Per Common Share – Basic and Diluted	(0.01)	(0.01)	N/A

Weighted Average Number of Common shares Outstanding- Basic & Diluted	6,006,450	6,006,450	N/A

See accompanying notes to financial statements

Global Security Agency Inc.
(formerly Belvedere Resources Corporation)
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	September 27, 2006 (Inception) through December 31, 2009

Operating Activities

Net loss	$(38,908)	$(79,394)	$(180,886)

Adjustments to reconcile net loss to cash:

Donated rent and consulting services	–	2,500	10,000
Imputed Interest	–	–	1,625

Changes in operating assets and liabilities:

Other current assets	(818)	(1,160)	(1,978)
Accounts payable	799	(7,207)	1,697

Net Cash Used in Operating Activities	(38,927)	(85,261)	(169,542)

Financing Activities

Advance from related party	17,445	28,612	69,094
Proceeds from the sale of common stock	–	–	100,695

Net Cash Provided by Financing Activities	17,445	28,612	169,789

Increase (Decrease) In Cash	(21,482)	(56,649)	247

Cash - Beginning of Period	21,729	78,378	–

Cash - End of Period	$247	$21,729	$247

Supplemental Disclosures

Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–

See accompanying notes to financial statements

Global Security Agency Inc.
(formerly Belvedere Resources Corporation)
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period from September 27, 2006 (Inception) through December 31, 2009

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-in	Exploration
	Shares	Value	Capital	Stage	Total

Inception – Founders shares issued for cash	5,000,000	$50	$–	$–	$50

Donated rent and consulting services	–	–	1,500	–	1,500

Net loss	–	–	–	(14,244)	(14,244)

Balance – December 31, 2006	5,000,000	50	1,500	(14,244)	(12,694)

Shares sold for cash	1,006,450	10	100,635	–	100,645

Donated rent and consulting services	–	–	6,000	–	6,000

Imputed Interest	–	–	1,625	–	1,625

Net loss	–	–	–	(48,340)	(48,340)

Balance – December 31, 2007	6,006,450	60	109,760	(62,584)	47,236

Donated rent and consulting services	–	–	2,500	–	2,500

Net loss	–	–	–	(79,394)	(79,394)

Balance – December 31, 2008	6,006,450	60	112,260	(141,978)	(29,658)

Net loss	–	–	–	(38,908)	(38,908)

Balance – December 31, 2009	6,006,450	60	112,260	(180,886)	(68,566)

See accompanying notes to financial statements

Global Security Agency Inc.
(formerly Belvedere Resources Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business. The Company was incorporated in Nevada on September 27, 2006 under the name “Belvedere Resources Corporation.”  On January 25, 2010, the Company merged with Global Security Agency Inc., a subsidiary incorporated on January 24, 2010 entirely for the purpose of effecting a name change.  The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral resources.

Use of Estimates.  The preparation of financial statements in conformity with U.S. general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods ended December 31, 2009 and 2008, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2009 and 2008.

Mineral Property Costs. The Company has been in the exploration stage since its formation on September 27, 2006 and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments. Financial instruments, which include cash, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes.  The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Global Security Agency Inc.
(formerly Belvedere Resources Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will not continue to meet its obligations in the normal course of business for the next fiscal year. As of December 31, 2009, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Related Party Transactions

During the periods ended December 31, 2009 and 2008, the Company recognized a total of $0 and $1,500, respectively, for donated services and $0 and $1,000, respectively for donated rent provided by the President and Director of the Company.

During the periods ended December 31, 2009 and 2008, the Company recognized a total of $3,000 and $0, respectively, for services provided and $3,000 and $0, respectively for rent provided by the President and Director of the Company.

As of December 31, 2009 and 2008, the Company owed the President and Director of the Company $69,094 and $51,649, respectively, for expenses paid on behalf of the Company and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

Note 4. Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the periods ended December 31, 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $179,300 at December 31, 2009, and will expire in the years 2026-2029 and will be limited under IRS SEC 382 due to the change in control (see note 5).

At December 31, 2009 and 2008, the Company’s deferred tax assets consisted of the following:

	2009	2008
Deferred tax assets
Net operating losses	$60,949	$47,268
Less: valuation allowance	(60,949)	(47,268)
Net deferred tax asset	$–	$–

Global Security Agency Inc.
(formerly Belvedere Resources Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements

Note 5. Subsequent Events

a)
The Company evaluated all events or transactions that occurred after December 31, 2009 up through the date the Company issued these financial statements. On January 12, 2010, the Company entered into a subscription agreement with Rock Rutherford for the purchase of 60,000,000 shares of the Company’s common stock at $0.0001 per share for total proceeds of $6,000.  On the closing of this subscription agreement, Mr. Rutherford owned approximately 91% of the current issued and outstanding shares of the Company’s common stock which resulted in a change of control of the Company.

Additionally, on January 12, 2010, the Company entered into a re-organization agreement with its sole director and officer, Shawn Englmann.  The material terms of this agreement are as follows:

·	A proposed 10 for 1 consolidation of the Company’s common stock is considered;
·	Mr. Englmann shall not sell or transfer more than 10,000 shares of the Company’s stock on any given day through a brokered transaction;

·
Mr. Englmann is granted an option to purchase 450,000 post-split shares of the Company’s common stock at a price of $0.00001 per share until July 12, 2010.  The number of shares of the Company’s common stock available for acquisition under this option shall remain the same regardless of any consolidations of the Company’s stock;

·
A maximum of 450,000 post-split shares of the Company’s common stock held by Mr. Englmann shall be registered for re-sale with the US Securities and Exchange Commission within 6 months of the date of the Agreement;

·
Mr. Englmann’s shareholder loan shall be repaid no later than June 30, 2010 and will continue not to accrue any interest until June 30, 2010.  If the shareholder loan is not repaid by June 30, 2010, it will begin to accrue interest at a rate of 1% per month; and

·	Mr. Englmann shall resign as the Company’s director and officer following an anticipated 10 for 1 consolidation of the Company’s common stock.

b)
On January 24, 2010, the Company incorporated a wholly-owned subsidiary, Global Security Agency Inc. (“Global Security”).  On January 25, 2010, the Company completed a merger with Global Security and assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State.  Global Security was incorporated entirely for the purpose of effecting the name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, we determined that there were internal control deficiencies that constituted material weaknesses, as described below.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our Principal Executive Officer and Principal Financial Officer does not possess accounting expertise and our company does not have an independent audit committee.  This weakness is due to the Company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

In light of the existence of these control deficiencies, we concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm due to temporary rules of the SEC that permit us to provide only the conclusions to management’s report in this annual report.

Changes in Internal Control

During the fiscal year ended December 31, 2009 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions held by our sole executive officer as of March 26, 2010.

Name and Address	Age	Position(s)
Shawn Englmann 24442-112th Avenue Maple Ridge, British Columbia Canada V3E 1H5	34	President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and sole member of the board of directors

Our directors serve until our next annual shareholder meeting or until their successors are elected and qualified.  Our executive officers hold their positions at the discretion of our board of directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Shawn Englmann, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

Shawn Englmann has been our President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director since September 27, 2006.  Since September 2003, Mr. Englmann has been a realtor with Sutton Group - 1st West Realty located in Coquitlam, British Columbia. From June 2001 to September 2003, Mr. Englmann was a realtor with Re/Max Crest Realty located in North Vancouver, British Columbia.

Significant Employees

There are no individuals other than our executive officer who make a significant contribution to our business.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2009, our directors, executive officers and ten percent (10%) stockholders complied with all applicable filing requirements.

Audit Committee and Charter

We currently have only one director and officer.  Audit committee functions are performed by our sole director, who is not deemed independent.  Our audit committee operates pursuant to a written charter and is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is included as an exhibit to this annual report.

Our audit committee has:

•	reviewed and discussed our audited financial statements with management;
•	recommended to our Board of Directors that the audited financial statements be included this annual report on Form 10-K;
•
discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board (the “PCAOB”) in Rule 3200T; and

•
received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and discussed with the independent accountant the independent accountant's independence.

Audit Committee Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the costs related to retaining a financial expert at this time are prohibitive.  Further, because we have no operations at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a code of ethics.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of the code of ethics is included as an exhibit hereto.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of our sole director.  The purpose of the committee is to provide assistance to the Principal Executive Officer in fulfilling his responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is included as an exhibit hereto.

Director Nominees

We do not have a nominating committee.  Our Board of Directors selects individuals to stand for election as members of the Board.  Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination.  The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, not less than 90 days prior to the next annual meeting of the Board of Directors at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of security holders.  If the proposed nominee is not the same person as the stockholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders.  Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation.  If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions.  The Board may request additional information from any candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

ITEM 11.	EXECUTIVE COMPENSATION

We did not pay any cash or other compensation to our executive officer in fiscal 2008 or fiscal 2009. Mr. Englmann did not hold any options to acquire our common stock during those periods.  We have not entered into an employment agreement with Mr. Englmann.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our director or executive officer.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our director or executive officer, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function.  It is the view of the Board that it is appropriate for us not to have such a committee because of our size and financial position.

Compensation of Directors

We reimburse our director for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered during the fiscal year ended December 31, 2009.

We have no standard arrangement pursuant to which our director is compensated for his services in his capacity as a director.  The Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  No director received and/or accrued any compensation for services as a director, including committee participation and/or special assignments.

Change of Control

As of March 26, 2010, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of March 26, 2010, of our common stock by our sole director and officer and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of March 26, 2010, there were 66,006,450 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Shawn Englmann (1) 24442 – 112th Avenue Maple Ridge, British Columbia Canada V6E 1H5	5,450,000(2)	8.2%
	All Officers and Directors as a Group	5,450,000	8.2%
Common Stock	Rock Rutherford 238 Lakeview Circle Montgomery, Texas 77356	60,000,000	90.8%

(1)	Shawn Englmann is the Company’s President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director.

(2)
Includes 5,000,000 shares of the Company’s common stock held by Shawn Englmann and options to acquire another 450,000 shares of the Company’s common stock at $0.00001 per share until July 12, 2011.  The number of shares of the Company’s common stock available for acquisition under the options granted to Mr. Englmann shall remain the same regardless of any consolidations of the Company’s stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the periods ended December 31, 2009 and 2008, the Company recognized a total of $0 and $1,500, respectively, for donated services and $0 and $1,000, respectively for donated rent provided by the President and Director of the Company.

During the periods ended December 31, 2009 and 2008, the Company recognized a total of $3,000 and $0, respectively, for services provided and $3,000 and $0, respectively, for rent provided by the President and Director of the Company.

As of December 31, 2009 and 2008, the Company owed the President and Director of the Company $69,094 and $51,649, respectively, for expenses paid on behalf of the Company and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We also do not have a definition of independence as our sole director occupies a management position as our executive officer.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended December 31, 2009 and 2008, and any other fees billed for services rendered by our auditors during these periods.

Fiscal 2009

Audit fees	$13,000
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$13,000

Fiscal 2008

Audit fees	$13,000
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$13,000

From our inception until September 30, 2009, our Board of Directors, performing the duties of the audit committee, reviewed all audit and non-audit related fees at least annually. Since October 1, 2009, this review has been carried out by our audit committee. Our audit committee, pre-approved all audit related services for the year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See Item 8.

(a)(2) Financial Statement Schedules

None.  The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger (2)
3.3	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Trust Agreement (1)
10.2	Subscription Agreement with Rock Rutherford (3)
10.3	Reorganization Agreement with Shawn Englmann (3)
14.1	Code of Ethics (4)
31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.2	Audit Committee Charter (3)
99.3	Disclosure Committee Charter (3)

(1)	Incorporated by reference to our Form SB-2 filed June 15, 2007.

(2)	Incorporated by reference to our Form 8-K filed January 28, 2010.

(3)	Incorporated by reference to our Form 8-K filed January 20, 2010.

(4)	Incorporated by reference to our Form 10-K filed April 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2010	GLOBAL SECURITY AGENCY INC. By: /s/ Shawn Englmann Shawn Englmann President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shawn Englmann Shawn Englmann	President, Principal Executive Officer, Principal Financial Officer and Sole Director	March 26, 2010