Form 10-K/A
period 2009-12-31
Belvedere Resources CORP
filed 2010-03-31
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of March 30 , 2010, the registrant’s outstanding common stock consisted of 66,006,450 shares.

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

Market Information

There is no public market for our common stock.  Our common stock was quoted for trading on the OTC Bulletin Board under the trading symbol “BELV”, however, there have been no trades in our common stock on the OTC Bulletin Board.  Our common stock was delisted from trading on the OTC Bulletin Board on March 26, 2010 as no bid or ask prices were quoted for a sufficient period of time.  We plan to seek a new symbol for our common stock and apply to again list our shares for trading on the OTC Bulletin Board.  There can be no assurance we will be able to obtain a new stock symbol or that our application to list our shares will be accepted.

Holders

As of March 30, 2010 , there were approximately 43 holders of record of our common stock.

Dividends

As of March 30, 2010 , we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future.  We intend to retain earnings, if any, to finance the development and expansion of our business.  Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of March 30, 2010, we did not have any equity compensation plans.

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

Our reliance upon the exemption under Section 4(2) of the Securities Act was based on the following: (i) the shares were acquired for investment purposes by a single purchaser not affiliated with the Company and not with a view to the distribution or resale of the shares; (ii) a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act was issued; and (iii) no general solicitation or general advertising was used, no commission or other remuneration was paid in connection with this transaction, and no underwriter participated.

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

The following table sets forth the name, age and positions held by our sole executive officer as of March 30, 2010.

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

Change of Control

As of March 30, 2010 , we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of March 30, 2010 , of our common stock by our sole director and officer and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of March 30, 2010 , there were 66,006,450 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

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
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: March 30, 2010	GLOBAL SECURITY AGENCY INC. By: /s/ Shawn Englmann Shawn Englmann President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shawn Englmann Shawn Englmann	President, Principal Executive Officer, Principal Financial Officer and Sole Director	March 30, 2010