Form 10-Q
period 2010-03-31
Global Security Agency Inc.
filed 2010-05-17
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 000-53814

GLOBAL SECURITY AGENCY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5259 Jackson Road
Montgomery, TX 77316
(Address of principal executive offices)

(818) 281-1618
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of May 17, 2010, there were 66,006,450 shares of common stock of the registrant outstanding.  On May 18, 2010, a reverse split will be effected on a 1 for 10 basis by the registrant, reducing the number of shares of the registrant’s outstanding common stock to 6,600,645 shares.  Subsequently, on May 18, 2010, the registrant plans to issue 39,000,000 shares of common stock at a price of $0.0001 per share, thereby increasing the number of outstanding shares of common stock of the registrant to 45,600,645 shares.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

GLOBAL SECURITY AGENCY INC.
INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

March 31, 2010

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to the Financial Statements (Unaudited)	F-4

Global Security Agency Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS

Current Assets

Cash	$2,628	$247
Other current assets	3,513	1,978

Total Assets	$6,141	$2,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$29,141	$1,697
Accrued liabilities	3,464	–
Due to related parties	69,299	69,094

Total Liabilities	101,904	70,791

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, none issued	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value 66,006,450 shares and 6,006,450 shares) issued and outstanding as of March 31, 2010 and December 31, 2009 respectively	660	60

Additional Paid-in Capital	117,660	112,260

Common stock subscribed	2,600	–

Deficit Accumulated During the Development Stage	(216,683)	(180,886)

Total Stockholders’ Deficit	(95,763)	(68,566)

Total Liabilities and Stockholders’ Deficit	$6,141	$2,225

See accompanying notes to unaudited financial statements

Global Security Agency Inc.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

	For the Three months ended	For the Three months ended	September 27, 2006 (Inception) through
	March 31,	March 31,	to March 31,
	2010	2009	2010

Expenses

Legal and accounting	$28,547	$13,160	$138,973
General and administrative	7,120	900	56,880
Mineral exploration expense	–	–	12,500
Services provided by Directors	–	750	3,000
Rent	–	750	3,000

Total Operating Expenses	35,667	15,560	214,353

Other Income (Expenses)

Foreign currency exchange gain (loss)	(130)	–	(705)
Interest expense	–	–	(1,625)

Total Other Income (Expenses)	(130)	–	(2,330)

Net Loss	$(35,797)	$(15,560)	$(216,683)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	N/A

Weighted Average Number of Common shares Outstanding	58,006,000	6,006,450	N/A

See accompanying notes to unaudited financial statements

Global Security Agency Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three months Ended March 31, 2010	For the Three months Ended March 31, 2009	September 27, 2006 (Inception) through March 31, 2010

Operating Activities

Net loss	$(35,797)	$(15,560)	$(216,683)

Adjustments to reconcile net loss to cash:

Donated rent and consulting services	–	–	10,000
Imputed Interest	–	–	1,625

Changes in operating assets and liabilities:

Other current assets	(1,535)	(935)	(3,513)
Accounts payable and accrued liabilities	30,908	2,781	32,605

Net Cash Used in Operating Activities	(6,424)	(13,714)	(175,966)

Financing Activities

Advance from related party	205	1,500	69,299
Proceeds from the sale of common stock	6,000	–	106,695
Stock subscriptions received	2,600		2,600
Net Cash Provided by Financing Activities	8,805	1,500	178,594

Increase (Decrease) In Cash	2,381	(12,214)	2,628

Cash - Beginning of Period	247	21,729	–

Cash - End of Period	$2,628	$9,515	$2,628

Supplemental Disclosures

Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–

See accompanying notes to unaudited financial statements

Global Security Agency Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

Note 1. Nature of Business

The Company was incorporated in Nevada on September 27, 2006 under the name “Belvedere Resources Corporation.”  On January 15, 2010, the Company incorporated a wholly-owned subsidiary, Global Security Agency Inc. (“Global Security”).  On January 25, 2010, the Company completed a merger with Global Security and assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State.  Global Security was incorporated entirely for the purpose of effecting the name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way.  The Company’s principal business is the security solutions and risk management services industry.

Note 2. Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2009 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s 2009 annual financial statements have been omitted.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will not continue to meet its obligations in the normal course of business for the next fiscal year. As of March 31, 2010, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Related Party Transactions

During the three month periods ended March 31, 2010 and 2009, the Company recognized a total of $nil and $750, respectively, for services provided and $nil and $750, respectively for rent provided by the former President and Director of the Company.

On March 31, 2010 and December 31, 2009, the Company owed the former President and Director of the Company $69,299 and $69,094, respectively, for expenses paid on behalf of the Company and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

Note 5. Common Stock

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

During the three month period ended March 31, 2010, the Company received stock subscriptions for 26,000,000 post-split shares of common stock at $0.0001 per share for cash proceeds of $2,600.  This amount is recorded in common stock subscribed at March 31, 2010 and the shares will be issued subsequent to a 1 for10 reverse stock split.  See Note 8.

Global Security Agency Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

Note 6. Stock Option

On January 12, 2010, pursuant to the re-organization agreement described in Note 7, the Company granted options to the former director and officer of the Company to purchase 450,000 post-split shares of the Company’s common stock at an exercise price of $0.00001 per share until January 12, 2011.  The fair value of stock options granted was estimated at $0 at the date of grant using the Black-Scholes option-pricing model.

Note 7. Commitment

On January 12, 2010, Global Security entered into a re-organization agreement with its former director and officer, Shawn Englmann (“Englmann”). The material terms of this agreement are as follows:

•	A 1 for 10 consolidation of the Company’s common stock is considered (see note 8);

•	Englmann agreed not to sell or transfer more than 10,000 post-split shares of common stock on any given day through a brokered transaction;

•
Englmann is granted an option to purchase 450,000 post-split shares of the Company’s common stock at an exercise price of $0.00001 per share until January 12, 2011.  The number of shares of the Company’s common stock available for acquisition under this option shall remain the same regardless of any consolidation of the Company’s stock;

•
A maximum of 450,000 post-split shares of the Company’s common stock held by Englmann shall be registered for re-sale with the US Securities and Exchange Commission within 6 months of the date of the Agreement;

•
Englmann’s shareholder loan shall be repaid no later than June 30, 2010 and will continue not to accrue any interest until June 30, 2010.  If the shareholder loans are not repaid by June 30, 2010, they will begin to accrue interest at a rate of 1% per month; and

•	Englmann agrees to resign as the Company’s director and officer.

Note 8. Subsequent Events

On April 15, 2010, the Company entered into a Lease Agreement to lease a facility to serve as corporate offices and tactical training center.  The agreement is for a term of 5 years, subject to extension for a period of ten years upon 60 days prior notice to the landlord.  The Company has the right to extend the term of the lease for an additional ten years.  The annual rent for the lease term is $72,000, payable in equal monthly instalments of $6,000, each in advance of the first day of each calendar month throughout the lease term.  Any payment of rent not made by the 15th of the following month shall be assessed a penalty of 5%.

On April 15, 2010, the shareholders of the Company approved a 1 for 10 reverse stock split of the issued and outstanding shares of common stock without any change to the Company’s authorized capital or par value of its shares of common stock.  As a result, the issued and outstanding shares will decrease from 66,006,450 shares of common stock to 6,600,645 shares of common stock with no change in par value.  The effective date of the reverse stock split is expected to be May 18, 2010.  Subsequently, on May 18, 2010, the Company plans to issue 39,000,000 shares of common stock at a price of $0.0001 per share, thereby increasing the number of shares of common stock outstanding to 45,600,645 shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report: (i) the terms "we", "us", "our", and the “Company" mean Global Security Agency Inc., and (ii) all dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Cautionary Statement Regarding Forward-Looking Information

The statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our markets and the demand for our services

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission (“SEC”). We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

General

We were an exploration stage corporation engaged in the search for mineral deposits.  Our focus was on the exploration for mineralization on our Spanish Gold property, which we concluded in fiscal 2008, based on work to date, was not sufficiently prospective of mineralization to warrant further work.

As at March 31, 2010, we had no operations, no revenues, had achieved losses since inception, had been issued a going concern opinion by our auditors, and relied upon the sale of our securities or loans to fund operations.

Recent Developments

In January 2010, we determined to pursue a new line of business focused on the security solutions and risk management services industry.  In that regard, during the first quarter of 2010, we initiated a reorganization of our Company by (i) entering into an agreement with our sole director and officer at the time, Shawn Englmann, pursuant to which we issued options to acquire 450,000 shares of our common stock to Mr. Englmann and he agreed to resign as the director and officer of our company, (ii) we issued shares of our common stock to our current Secretary and director, Rock Rutherford, that resulted in a change of control of our company and (iii) we completed our name change.  In April 2010, new directors and officers were appointed and Mr. Englmann resigned his positions with the Company.  In addition, we entered into an agreement to provide security solution and risk management services to a company operating in Texas and Amman, Jordan and leased our facility in Montgomery, Texas.

Our Current Business

We are security solutions and risk management services company.  The risks involved in operating domestically and internationally have increased significantly for companies and other organizations over the years.  Risk mitigation has become an increasingly important concern for these companies and other organizations, particularly in high-threat environments, for the protection of personnel, property and other valuable assets.  In addition, security concerns have increased for wealthy individuals in countries across the globe.  Security threats can arise in a variety of forms and we assist companies and other organizations and wealthy individuals with addressing any potential threats to them.

We offer a wide range of security and risk management services for individuals, corporations and other entities. Our services include risk assessments, training, crisis management, protection, support and intelligence.

We operate our business through a network of consultants.  Our consultants are experts in the field of crisis management with significant government, military, foreign services and private industry experience, and are located around the world.  Our consultants are experienced in all aspects of the services we provide.

See our Current Report on Form 8-K filed with the SEC on April 9, 2010 for more information.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2010 should be read in conjunction with our interim financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

We have limited operational history.  Since our inception on September 27, 2006 to March 31, 2010, we have not generated any revenues and we have sustained operational losses.  We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

From our inception on September 27, 2006 to March 31, 2010, we incurred total operating expenses of $214,353, including $138,973 in legal and accounting fees, $56,880 in general and administrative expenses and $12,500 in mineral exploration costs.

For the three months ended March 31, 2010, we incurred total operating expenses of $35,667, comprised of $28,547 in legal and accounting fees and $7,120 in general and administrative expenses.  In the three months ended March 31, 2009, we incurred total operating expenses of $15,560, including $13,160 in legal and accounting fees and $900 in general and administrative expenses.

Net Loss

From our inception on September 27, 2006 to March 31, 2010, we incurred a net loss of $216,683.  For the three months ended March 31, 2010, we incurred a net loss of $35,797, compared to a net loss of $15,560 for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $2,628, total assets of $6,141, total liabilities of $101,904, a working capital deficit of $95,763 and an accumulated deficit of $216,683.

From our inception on September 27, 2006 to March 31, 2010, operating activities used cash of $175,966, primarily in connection with our mineral exploration activities.  For the three months ended March 31, 2010, operating activities used cash of $6,424, primarily due to our reorganizational activities, compared to $13,714 in the three months ended March 31, 2009.

From our inception on September 27, 2006 to March 31, 2010, we received $178,594 from financing activities, which consisted of $69,299 in advances from related parties and $106,695 in proceeds from the issuance of our common stock and $2,600 from stock subscriptions received.  During the three months ended March 31, 2010, we received $8,805 from financing activities, which consisted primarily of subscriptions for and proceeds from the sale of our common stock.  In the three months ended March 31, 2009, financing activities provided cash of $1,500 from advances from related parties.

We are dependent on equity financing and proceeds from related parties to fund our operations.  Over the next 12 months, we plan to pursue our current business of providing security solutions and risk management services to our clients, and expect that we will require additional funds of approximately $1 million to proceed with our business plan.  However, this estimate may change significantly depending on the level of our business activities.  If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back plan based on our available financial resources.  There can be no assurance that we will be successful in our current business.

We intend to raise our capital requirements for the next 12 months from our operations, private placements, loans from related parties or public offerings (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising sufficient funds through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any person to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Although we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we currently do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations.

Going Concern

Our financial statements for the period ended March 31, 2010 have been prepared on a going concern basis and Note 3 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our common stock and loans from related parties to fund our operations.  We may not generate any material revenues, and if we are unable to raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were are not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are currently performed by an external consultant with no significant oversight currently by a professional with accounting expertise.  Although we appointed a new Chief Financial Officer in April 2010, he is currently in the process of reviewing the financial operations of the Company.

Changes in Internal Control

Other than as described above, during the three months ended March 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings and are not aware of any legal proceedings that have been threatened against us. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or securityholder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

See our Current Reports on Form 8-K filed with the SEC on January 20, 2010 and April 9, 2010.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	GLOBAL SECURITY AGENCY INC.

By: /s/ Larry E. Lunger
Larry E. Lunger
Chief Executive Officer