Form 10-Q/A
period 2010-03-31
Global Security Agency Inc.
filed 2010-05-26
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) of Global Security Agency Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the Securities and Exchange Commission on May 18, 2010 (the “Original Form 10-Q”).  This Amended Form 10-Q is being filed solely to correct an inadvertent typographical error in the Original Form 10-Q to indicate on the cover page of the Amended Form 10-Q that, during the period ended March 31, 2010, the Company was still a shell company as defined in Rule 12b-2 of the Exchange Act.

The Company has attached to this Amended Form 10-Q updated certifications executed as of the date of this Amended Form 10-Q by the Chief Executive Officer and Chief Financial Officer of the Company as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certificates are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amended Form 10-Q.

Except as described above, no other amendments are being made to the Original Form 10-Q.  This Amended Form 10-Q does not reflect events occurring after the Original Form 10-Q or modify or update the disclosure contained therein in any other way other than as required to reflect the amendment discussed above.

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

See accompanying notes to unaudited financial statements

Global Security Agency Inc.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

	For the Three months ended March 31, 2010	For the Three months ended March 31, 2009	September 27, 2006 (Inception) through to March 31, 2010
Expenses

Legal and accounting	$28,547	$13,160	$138,973
General and administrative	7,120	900	56,880
Mineral exploration expense	–	–	12,500
Services provided by Directors	–	750	3,000
Rent	–	750	3,000

Total Operating Expenses	35,667	15,560	214,353

Other Income (Expenses)

Foreign currency exchange gain (loss)	(130)	–	(705)
Interest expense	–	–	(1,625)

Total Other Income (Expenses)	(130)	–	(2,330)

Net Loss	$(35,797)	$(15,560)	$(216,683)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	N/A

Weighted Average Number of Common shares Outstanding	58,006,000	6,006,450	N/A

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

Note 7. Commitment

On January 12, 2010, Global Security entered into a re-organization agreement with its former director and officer, Shawn Englmann (“Englmann”). The material terms of this agreement are as follows:

●	A 1 for 10 consolidation of the Company’s common stock is considered (see note 8);

●	Englmann agreed not to sell or transfer more than 10,000 post-split shares of common stock on any given day through a brokered transaction;

●
Englmann is granted an option to purchase 450,000 post-split shares of the Company’s common stock at an exercise price of $0.00001 per share until January 12, 2011.  The number of shares of the Company’s common stock available for acquisition under this option shall remain the same regardless of any consolidation of the Company’s stock;

●
A maximum of 450,000 post-split shares of the Company’s common stock held by Englmann shall be registered for re-sale with the US Securities and Exchange Commission within 6 months of the date of the Agreement;

●
Englmann’s shareholder loan shall be repaid no later than June 30, 2010 and will continue not to accrue any interest until June 30, 2010.  If the shareholder loans are not repaid by June 30, 2010, they will begin to accrue interest at a rate of 1% per month; and

●	Englmann agrees to resign as the Company’s director and officer.

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

Date: May 26 , 2010	GLOBAL SECURITY AGENCY INC.

By: /s/ Larry E. Lunger
Larry E. Lunger
Chief Executive Officer