Form 10-Q
period 2010-06-30
Global Security Agency Inc.
filed 2010-08-16
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 14, 2010, there were 65,100,645 shares of common stock of the registrant outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

GLOBAL SECURITY AGENCY INC.
INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Operations (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Notes to the Consolidated Financial Statements	6

Global Security Agency Inc.
Balance Sheets
(Unaudited)

	June 30, 2010 $	December 31, 2009 $
	(unaudited)

ASSETS

Current Assets

Cash	7,280	247
Accounts receivable	174,605	–
Other receivables	6,203	1,978
Prepaid expenses	6,000	–

Total Assets	194,088	2,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	40,665	1,697
Accrued liabilities	16,687	–
Due to related party	69,299	69,094

Total Current Liabilities	126,651	70,791

Long-term loan payable	50,000	–
Long-term note payable - related party	100,000	–

Total Liabilities	276,651	70,791

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, none issued	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value 45,600,645 shares (December 31, 2009 – 600,645 shares) issued and outstanding	456	6

Additional paid-in capital	121,764	112,314

Accumulated deficit	(204,783)	(180,886)

Total Stockholders’ Deficit	(82,563)	(68,566)

Total Liabilities and Stockholders’ Deficit	194,088	2,225

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Operations
(unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2010 $	June 30, 2009 $	June 30, 2010 $	June 30, 2009 $

Revenue
Personal protection services	135,353	–	135,353	–
Private investigation services	57,164	–	57,164	–

Total Revenue	192,507	–	192,507	–

Operating Expenses

Foreign currency exchange gain (loss)	(130)	–	–	–
Selling, general and administrative	179,937	10,111	215,604	25,673

Total Operating Expenses	179,807	10,111	215,604	25,673

Net Income (Loss) Before Other Expenses	12,700	(10,111)	(23,097)	(25,673)

Other Expenses

Interest expense	(800)	–	(800)	–

Net Income (Loss)	11,900	(10,111)	(23,897)	(25,673)

Net Loss Per Common Share – Basic and Diluted
Continuing operations	–	(0.02)	–	(0.04)
Discontinued operations	–	–	–	–

	–	(0.02)	–	(0.04)

Weighted Average Number of Common Shares Outstanding	7,457,788	600,645	6,633,794	600,645

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Six months Ended June 30, 2010 $	Six months Ended June 30, 2009 $

Operating Activities

Net loss	(23,897)	(25,673)

Changes in operating assets and liabilities:

Accounts receivable	(174,605)	–
Other receivables	(4,225)	(1,280)
Prepaid expenses	(6,000)	–
Accounts payable	38,968	–
Accrued liabilities	16,687	–
Due to related parties	205	–

Net Cash Used in Operating Activities	(152,867)	(26,593)

Financing Activities

Proceeds from long-term loan payable	50,000	–
Advances from long-term note payable - related parties	100,000	7,665
Proceeds from the sale of common stock	9,900	–

Net Cash Provided by Financing Activities	159,900	7,665

Increase (Decrease) In Cash	7,033	(19,229)

Cash - Beginning of Period	247	21,729

Cash - End of Period	7,280	2,441

Supplemental Disclosures:

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

1. Nature of Business

The Company was incorporated in Nevada on September 27, 2006 under the name Belvedere Resources Corporation. On January 15, 2010, the Company incorporated a wholly-owned subsidiary, Global Security Agency Inc. (“Global Security”). On January 25, 2010, the Company completed a merger with Global Security and assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. Global Security was incorporated entirely for the purpose of effecting the name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way. The Company’s principal business is in the security solutions and risk management services industry. The Company was formerly an exploration stage company involved in mineral exploration. During the quarter ended June 30, 2010, the Company generated significant revenues from its business operations and is no longer considered a development stage company.

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

3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will not continue to meet its obligations in the normal course of business for the next fiscal year. As of June 30, 2010, the Company has just begun to generate revenue and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Newly Adopted Accounting Policies

(a)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(b)	Revenue Recognition

The Company earns revenue from the provision of personal protection and private investigation services. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue is recognized when the price is fixed or determinable, persuasive of an arrangement exists, the service is performed, and collectability is reasonably assured.

(c)	Income Taxes

The Company follows ASC 740, “Income Taxes”. During 2010, there was a change in control of the Company. Under Section 382 of the Internal Revenue Code, such a change in control could negate some of the Company’s tax losses carried forward.

5. Loan Payable

On April 27, 2010, the Company issued a promissory note for $50,000 in proceeds received. The loan bears interest at 4% per annum, is unsecured, and due on July 1, 2015. Refer to Note 10(c).

6. Related Party Transactions

(a)
During the six months ended June 30, 2010 and 2009, the Company recognized a total of $nil and $750, respectively, for services provided and $nil and $750, respectively for rent provided by the former President and Director of the Company.

(b)	As at June 30, 2010, the Company owed the former President of the Company $69,299 (December 31, 2009 - $69,094) which is unsecured, non interest bearing, and due on demand.

(c)
On May 20, 2010, the Company issued a promissory note for $100,000 in proceeds received from a Director of the Company. The note bears interest at 4% per annum, is unsecured, and due on July 1, 2015. Refer to Note 10(a).

7. Common Stock

(a)	On January 12, 2010, the Company issued 6,000,000 shares of common stock at $0.001 per share for proceeds of $6,000.

(b)
On April 15, 2010, the Company effected a 1:10 reverse stock split of the issued and outstanding shares of common stock without any change to the Company’s authorized capital or par value of its shares of common stock. All shares amounts have been retroactively adjusted for all periods presented.

(c)	On June 28, 2010, the Company issued 39,000,000 shares of common stock at $0.0001 per share for proceeds of $3,900.

8. Stock Options

On January 12, 2010, the Company granted 450 000 stock options to the former President of the Company with an exercise price of $0.00001 per common share expiring on January 12, 2011. The fair value of stock options granted was estimated at $0 at the date of grant using the Black-Scholes option-pricing model.

9.  Commitments

(a)
On April 8, 2010, the Company entered into Management Agreements with each of four officers, the Chief Executive Officer, the Chief Financial Officer, the President, and the Secretary and Treasurer (collectively the “Executives”). Pursuant to the agreements, the Company agreed to pay an annual salary to each executive as determined by the Board of Directors, once the Company has achieved monthly revenues in excess of $50,000 per month for two consecutive months. In addition, the Executives may be eligible to receive an annual bonus determined by the Board of Directors in accordance with any annual objectives for the Executives established by the Company. In addition, the Company shall reimburse the Executives for expenses incurred in connection with the performance of his duties under the agreement.

(b)
On April 15, 2010, the Company entered into a lease agreement to lease a facility to serve as corporate offices and tactical training center. The agreement is for a term of five years, subject to extension for a period of ten years upon sixty days prior notice to the landlord. The annual rent for the lease term is $72,000, payable in equal monthly instalments of $6,000, each in advance of the first day of each calendar month throughout the lease term. Any payment of rent not made by the 15th of the following month will be assessed a penalty of 5%.

10.  Subsequent Events

(a)
On July 26, 2010, the $100,000 note payable to a director described in Note 6(c) was assigned to two arm’s length parties. On August 11, 2010, the Company settled the loans by issuing 10,000,000 shares of common stock.

(b)
On August 10, 2010, the President of the Company resigned which resulted in the management agreement described in Note 9(a) for him to be terminated. A new President was appointed on the same date with a similar management agreement to the former President.

(c)	On August 11, 2010, the Company settled the loan payable of $50,000 described in Note 5 by issuing 5,000,000 shares of common stock.

(d)	On August 11, 2010, the Company settled accounts payable of $45,000 by issuing 4,500,000 shares of common stock.

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

In January 2010, we determined to pursue a new line of business focused on the security solutions and risk management services industry.  In that regard, during the first quarter of 2010, we initiated a reorganization of our Company by (i) entering into an agreement with our sole director and officer at the time, Shawn Englmann, pursuant to which we issued options to acquire 450,000 shares of our common stock to Mr. Englmann and he agreed to resign as the director and officer of our company, (ii) we issued shares of our common stock to our current Secretary and director, Rock Rutherford, that resulted in a change of control of our company and (iii) we completed our name change.  In April 2010, new directors and officers were appointed and Mr. Englmann resigned his positions with the Company. We subsequently entered into agreements to provide security solution and risk management services to certain companies.

In May 2010, we effected a reverse split of our common stock on a 1 for 10 basis, reducing the number of outstanding shares of our common stock to 6,600,645 shares.  Subsequently, in June 2010, we issued 39,000,000 shares of common stock at a price of $0.0001 per share, thereby increasing the number of outstanding shares of our common stock to 45,600,645 shares.

In August 2010, Thomas Johnson voluntarily resigned as a director and the President of our company and we appointed Ronald Relf as a director and the President of our company in place of Mr. Johnson.  In addition, in August 2010, we converted $195,000 in debt owed by us to four lenders into shares of our common stock at a price of $0.01 per share and issued 19,500,000 shares to the lenders.

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2010 should be read in conjunction with our interim financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

We generated revenues of $192,507 in the six months ended June 30, 2010, compared to $0 in the six months ended June 30, 2009, from personal protection and private investigation services under our new line of business.

Expenses

For the six months ended June 30, 2010, we incurred total operating expenses of $215,604, comprised primarily of selling, general and administrative expenses related to our new line of business.  In the six months ended June 30, 2009, we incurred total operating expenses of $25,673, comprised primarily of selling, general and administrative expenses, during a period in which we had no operations.

Loss

For the six months ended June 30, 2010, we incurred a net loss of $23,897, compared to a net loss of $25,673 for the six months ended June 30, 2009.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

We generated revenues of $192,507 in the three months ended June 30, 2010, compared to $0 in the three months ended June 30, 2009, from personal protection and private investigation services under our new line of business.

Expenses

For the three months ended June 30, 2010, we incurred total operating expenses of $179,807, comprised primarily of selling, general and administrative expenses related to our new line of business.  In the three months ended June 30, 2009, we incurred total operating expenses of $10,111, comprised primarily of selling, general and administrative expenses, during a period in which we had no operations.

Net Income (Loss)

For the three months ended June 30, 2010, our net income was $11,900, compared to a net loss of $10,111 for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash of $7,280, total assets of $194,088, total liabilities of $276,651, working capital of $67,437 and an accumulated deficit of $204,783.

For the six months ended June 30, 2010, operating activities used cash of $152,867, primarily related to the change in and operation of our current business, compared to $26,593 in the prior period.

During the six months ended June 30, 2010, financing activities provided cash of $159,900 which consisted of $100,000 in advances from a related party, $9,900 in proceeds from the sale of our common stock and $50,000 from a loan. During the six months ended June 30, 2009, we received $7,665 from financing activities, which consisted of an advance from a related party.

We are dependent on equity financing and proceeds from related parties to fund our operations.  Over the next 12 months, we plan to pursue our current business of providing security solutions and risk management services to our clients, and expect that we will require additional funds of approximately $1.0 million to proceed with our business plan.  However, this estimate may change significantly depending on the level of our business activities.  If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back plan based on our available financial resources.  There can be no assurance that we will be successful in our current business.

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

Going Concern

Our financial statements for the period ended June 30, 2010 have been prepared on a going concern basis and Note 3 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have only started generating revenues, have achieved losses since our inception, and rely upon the sale of our common stock and loans from related and other parties to fund our operations.  We may not generate any material revenues, and if we are unable to raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

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

Changes in Internal Control

Other than as described above, during the six months ended June 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See our Current Reports on Form 8-K filed with the SEC on April 9, 2010 and May 18, 2010, and our Current Report on Form 8-K/A filed with the SEC on June 29, 2010.

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

Date: August 16, 2010		GLOBAL SECURITY AGENCY INC.

	By:	/s/LarryE.Lunger
Larry E. Lunger
Chief Executive Officer