Form 10-Q
period 2010-09-30
Global Security Agency Inc.
filed 2010-11-15
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 000-53814

GLOBAL SECURITY AGENCY INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12818 Hwy # 105 West, Suite 2-G
Conroe, TX  77304
(Address of principal executive offices)

(818) 281-1618
(Registrant’s telephone number, including area code)

5259 Jackson Road
Montgomery, TX 77316
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 11, 2010, there were 65,571,645 shares of common stock of the registrant outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

GLOBAL SECURITY AGENCY INC.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

(Unaudited)

Global Security Agency Inc.
Balance Sheets
(Unaudited)

	30-Sep-10 $	31-Dec-09 $

ASSETS

Current Assets

Cash	63,458	247
Accounts receivable	409,786	–
Other receivables	17,083	1,978
Prepaid expenses and deposits	850	–

Total Current Assets	491,177	2,225
Property and equipment, net	28,681	–
Licenses	7,500	–

Total Assets	527,358	2,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	40,107	1,697
Accrued liabilities	29,292	–
Due to related party	69,299	69,094

Total Current Liabilities	138,698	70,791

Total Liabilities	138,698	70,791

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, none issued	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value 65,571,645 shares (December 31, 2009 – 600,645 shares) issued and outstanding	656	6

Additional paid-in capital	552,064	112,314

Accumulated deficit	(164,060)	(180,886)

Total Stockholders’ Deficit	388,660	(68,566)

Total Liabilities and Stockholders’ Deficit	527,358	2,225

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Operations
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	30-Sep-10 $	30-Sep-09 $	30-Sep-10 $	30-Sep-09 $

Revenue
Personal protection services	137,315	–	272,668	–
Private investigation services	154,030	–	211,194	–

Total Revenue	291,345	–	483,862	–

Operating Expenses

Foreign currency exchange gain (loss)	–	–	–	–
Selling, general and administrative	244,873	5,154	460,477	30,826

Total Operating Expenses	244,873	5,154	460,477	30,826

Net Income (Loss) Before Other Expenses	46,472	(5,154)	23,385	(30,826)

Other Expenses

Interest expense	(5,759)	–	(6,559)	–

Net Income (Loss)	40,713	(5,154)	16,826	(30,826)

Net Loss Per Common Share
Basic	0.00	(0.00)	0.00	(0.01)
Diluted	0.00	(0.00)	0.00	(0.01)

Weighted Average Number of Common Shares Outstanding
Basic	52,090,862	6,006,450	21,952,660	6,006,450
Diluted	52,400,631	6,006,450	22,252,106	6,006,450

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Nine months	Nine months
	Ended	Ended
	30-Sep-10 $	30-Sep-09 $

Operating Activities

Net Income (loss)	16,826	(30,826)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,196
Common stock issued for services	5,000
Changes in operating assets and liabilities:
Accounts receivable	(409,786)	–
Other receivables	(15,105)	(1,313)
Prepaid expenses	(850)	–
Accounts payable	83,410	–
Accrued liabilities	29,292	–
Due to related parties	205	–
Net Cash Used in Operating Activities	(289,812)	(32,139)

Investing Activities

Purchase of licenses	(7,500)	–
Purchase of property and equipment	(29,877)	–
Net Cash Used in Investing Activities	(37,377)	–

Financing Activities

Proceeds from long-term loan payable	50,000	–
Advances from long-term note payable - related parties	100,000	12,163
Proceeds from the sale of common stock	240,400	–
Net Cash Provided by Financing Activities	390,400	12,163

Increase (Decrease) In Cash	63,211	(19,976)

Cash - Beginning of Period	247	21,729

Cash - End of Period	63,211	1,753

Supplemental Disclosures:

Interest paid	–	–
Income tax paid	–	–

Non-cash Investing and Financing Activities
Stock issued for settlement of debt and accounts payable	195,000	–

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency, Inc.
Notes to the Financial Statements
(unaudited)

1. Nature of Business

The Company was incorporated in Nevada on September 27, 2006 under the name Belvedere Resources Corporation. On January 15, 2010, the Company incorporated a wholly-owned subsidiary, Global Security Agency Inc. (“Global Security”). On January 25, 2010, the Company completed a merger with Global Security and assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. Global Security was incorporated entirely for the purpose of effecting the name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way. The Company’s principal business is in the security solutions and risk management services industry. The Company was formerly an exploration stage company involved in mineral exploration. During the quarter ended September 30, 2010, the Company generated significant revenues from its business operations and is no longer considered a development stage company.

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

3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will not continue to meet its obligations in the normal course of business for the next fiscal year. As of September 30, 2010, the Company has just begun to generate revenue and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5. Loan Payable

On April 27, 2010, the Company issued a promissory note for $50,000 in proceeds received. The loan bears interest at 4% per annum, is unsecured, and due on July 1, 2015. Refer to Note 7(e).

6. Related Party Transactions

(a)
During the six months ended September 30, 2010 and 2009, the Company recognized a total of $nil and $750, respectively, for services provided and $nil and $750, respectively for rent provided by the former President and Director of the Company.

(b)	As at September 30, 2010, the Company owed the former President of the Company $69,299 (December 31, 2009 - $69,094) which is unsecured, non interest bearing, and due on demand.

(c)
On May 20, 2010, the Company issued a promissory note for $100,000 in proceeds received from a Director of the Company. The note bears interest at 4% per annum, is unsecured, and due on July 1, 2015. Refer to Note 7(c).  The note was subsequently assigned to a third party and was retired by issuing 10,000,000 common shares at $0.01 per share.

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

(c)	On July 25, 2010, the Company issued 10,000,000 shares of common stock at $0.01 per share to settle a $100,000 note payable.

(d)	On August 11, 2010, the Company issued 4,500,000 shares of common stock at $0.01 per share to settle $45,000 in accounts payable.

(e)	On August 11, 2010, the Company issued 5,000,000 shares of common stock at $0.01 per share to settle a $50,000 note payable.

(f)	On August 27, 2010, the Company issued 25,000 shares of common stock and 25,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $12,500.

(g)	On September 1, 2010, the Company issued 200,000 shares of common stock and 200,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $100,000.

(h)	On September 7, 2010, the Company issued 210,000 shares of common stock and 210,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $105,000.

(i)	On September 15, 2010, the Company issued 26,000 shares of common stock and 26,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $13,000.

(j)	On June 28, 2010, the Company issued 39,000,000 shares of common stock at $0.0001 per share for proceeds of $3,900.

(k)	On September 7, 2010, the Company issued 10,000 to an officer valued at $5,000 for services rendered.

8. Stock Options & Warrants

On January 12, 2010, the Company granted 450 000 stock options to the former President of the Company with an exercise price of $0.00001 per common share expiring on January 12, 2011. The fair value of stock options granted was estimated at $0 at the date of grant using the Black-Scholes option-pricing model.

During the quarter ended September 30, 2010, the Company granted 471,000 warrants to purchase common stock expiring in two years in conjunction with private stock sales (see Note 7).

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2010 should be read in conjunction with our interim financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC.

Nine  Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

We generated revenues of $483,862 in the nine months ended September 30, 2010, compared to $0 in the nine months ended September 30, 2009, from personal protection and private investigation services under our new line of business.

Expenses

For the nine months ended September 30, 2010, we incurred total operating expenses of $460,477, comprised primarily of selling, general and administrative expenses related to our new line of business.  In the nine months ended September 30, 2009, we incurred total operating expenses of $30,826, comprised primarily of selling, general and administrative expenses, during a period in which we had no operations.

Net Loss

For the nine months ended September 30, 2010, we generated net income of $16,826, compared to a net loss of $30,826 for the nine months ended September 30, 2009.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

We generated revenues of $291,345 in the three months ended September 30, 2010, compared to $0 in the three months ended September 30, 2009, from personal protection and private investigation services under our new line of business.

Expenses

For the three months ended September 30, 2010, we incurred total operating expenses of $244,873, comprised primarily of selling, general and administrative expenses related to our new line of business.  In the three months ended September 30, 2009, we incurred total operating expenses of $5,154, comprised primarily of selling, general and administrative expenses, during a period in which we had no operations.

Net Income (Loss)

For the three months ended September 30, 2010, our net income was $40,713, compared to a net loss of $5,154 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash of $63,458, total assets of $527,358, total liabilities of $138,698, working capital of $352,479 and an accumulated deficit of $164,060.

For the nine months ended September 30, 2010, operating activities used cash of $289,812, primarily related to the change in and operation of our current business, compared to $32,139 in the prior period.

For the nine months ended September 30, 2010, investing activities used cash of $37,377, primarily related to the purchase of property and equipment, compared to $0 in the prior period.

During the nine months ended September 30, 2010, financing activities provided cash of $390,400 from the sale of our common stock and loans. During the nine months ended September 30, 2009, we received $12,163 from financing activities, which consisted of an advance from a related party.

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

Going Concern

Our financial statements for the period ended September 30, 2010 have been prepared on a going concern basis and Note 3 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

Other than as described above, during the nine months ended September 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See our Current Reports on Form 8-K filed with the SEC on August 13, 2010.

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

Date: November 14, 2010	GLOBAL SECURITY AGENCY INC.

By: /s/ Larry E. Lunger
Larry E. Lunger
Chief Executive Officer