Form 10-K
period 2010-12-31
Global Security Agency Inc.
filed 2011-03-30
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of such date, was $0.

As of March 30, 2011, the registrant’s outstanding common stock consisted of 61,721,645 shares.

FORWARD-LOOKING STATEMENTS

This annual report, any supplement to this annual report, and any documents incorporated by reference in this annual report, include “forward-looking statements”.  To the extent that the information presented in this annual report discusses financial projections, information or expectations about our business plans, results of operations, services or markets, or otherwise makes statements about future events, such statements are forward-looking.  Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These include, among others, the risks and uncertainties outlined under the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report, many of which are beyond our control.

These forward-looking statements include, but are not limited to, the following:

●
statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements, concerning our results of operations, financial condition and our ability to finance our business;

●	statements contained in “Business” concerning our operations and compliance with law; and
●	statements throughout concerning our legal structure, the regulation of our business and the markets for our common stock.

Factors that could cause actual results to differ materially include, but are not limited to the following:

●	our anticipated strategies for growth;
●	our ability to manage our planned growth;
●	our need for additional capital to expand our operations;
●	our dependence on key personnel;
●	our ability to compete effectively with competitors that have greater financial, marketing and other resources; and
●	risks related to government regulations and approvals.

The forward-looking statements made in this annual report relate only to events or information as of the date on which the statements are made in this annual report.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this annual report and the documents that we reference in this annual report and have filed as exhibits to the annual report with the understanding that our actual future results may be materially different from what we expect.  You should not rely upon forward-looking statements as predictions of future events.

Other sections of this annual report include additional factors which could adversely impact our business and financial performance.  Moreover, we operate in an evolving environment.  New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties.  We cannot assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PRESENTATION OF INFORMATION

As used in this annual report, the terms “we”, “us”, “our” and the “Company” mean Global Security Agency Inc., unless otherwise indicated.

This annual report includes our audited financial statements as at and for the years ended December 31, 2010 and 2009. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

All financial information in this annual report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our financial statements and notes thereto included in this annual report.

PART I

ITEM 1.  BUSINESS

Overview

We were incorporated in the State of Nevada on September 27, 2006.  Our principle executive office is located at 12818 Hwy # 105 West, Suite 2-G, Conroe, TX  77304. Our telephone number is (888) 281-1618 and our website is www.globalsecurityagency.org.  The information contained in this and our other websites is not a part of this annual report.

We were an exploration stage corporation engaged in the search for mineral deposits.  Our focus was on the exploration for mineralization on our Spanish Gold property, which we concluded in fiscal 2008, based on work to date, and was not sufficiently prospective of mineralization to warrant further work.

In January 2010, we determined to pursue a new line of business. As at March 31, 2010, we had no operations, no revenues, had achieved losses since inception, had been issued a going concern opinion by our auditors, and relied upon the sale of our securities or loans to fund operations. We implemented the change in our business on April 9, 2010.

Development of Business

In January 2010, we determined to pursue a new line of business focused on the security solutions and risk management services industry.  In that regard:

On January 12, 2010, we sold 60,000,000 shares of our common stock to Rock Rutherford at a price of $0.0001 per share for gross proceeds of $6,000.  The sale resulted in a change of control of our company and Mr. Rutherford controlled approximately 91% of our outstanding common stock at the time.

On January 12, 2010, we also entered into a reorganization agreement with our sole director and officer at the time, Shawn Englmann.  The material terms of the Agreement are as follows:

●	Mr. Englmann agreed not to sell or transfer more than 10,000 shares of our stock on any given day through a brokered transaction;
●
we granted Mr. Englmann an option to purchase 450,000 shares of our common stock at a price of $0.00001 per share exercisable for a period of six months from the date of the Agreement.  We agreed that the number of shares of our common stock available for issuance under this option shall remain the same regardless of any consolidation of our stock;

●	we agreed to register a maximum of 450,000 shares of our common stock held by Mr. Englmann for re-sale with the US Securities and Exchange Commission within six months of the date of the Agreement;
●
we agreed to repay Mr. Englmann’s shareholder loans no later than June 30, 2010 and these loans will continue not to accrue any interest until June 30, 2010.  If the shareholder loans are not repaid by June 30, 2010, they will begin to accrue interest at a rate of 1% per month; and

●	Mr. Englmann agreed to resign as a director and officer of the Company.

On January 25, 2010, we completed a name change from Belvedere Resources Corporation to Global Security Agency Inc.

On April 8, 2010, three new directors were appointed and Shawn Englmann resigned as our director and officer.  On that date, our directors appointed four new officers and we entered into management agreements with each of them.

On April 8, 2010, we entered into a services agreement with a company to provide security protection services at certain of its warehouse distribution centers in Texas and Amman, Jordan.  We have subsequently entered into other agreements in the ordinary course for the provision of our services.

On June 28, 2010, we completed a consolidation of our shares of common stock on a 1:10 basis, resulting in a reduction of our outstanding share capital from 66,006,450 shares of common stock to 6,645,000 shares of common stock.  Subsequently, on June 28, 2010, we completed the sale of 39,000,000 shares of our common stock to our directors, officers and certain investors at a price of $0.0001 per share for gross proceeds of $3,900.

In August 2010, Thomas Johnson voluntarily resigned as a director and the President of our company and we appointed Ronald Reif as a director and the President of our company in place of Mr. Johnson.  In addition, in August 2010, we converted $150,000 in debt owed by us to three lenders into shares of our common stock at a price of $0.01 per share and issued 15,000,000 shares to the lenders.

Our Current Business

Overview

We are security solutions and risk management services company.  We offer a wide range of security and risk management services for individuals, corporations and other entities. Our services include assessments, training, crisis management, protection, support and intelligence. We also operate a training facility at which we train people in a number of security related areas.

We currently operate in a number of countries around the world, including the United States, Canada, France, Norway, the Netherlands, Mexico, Chile, Columbia, China, the United Kingdom, Afghanistan, Indonesia, the Philippines, Angola, Thailand, Tanzania, Malwali and the Caribbean, and plan to operate globally.

We currently have more than 20 contracts in place with high net worth individuals, international governments and corporations. Our contracts currently range from providing security services to private investigations to personal security details, and generally range from 30 days to one year although some are longer, and generally can only be earlier terminated for cause. We expect to have significantly more contracts over the next twelve months, however, there can be no assurance we will obtain these contracts.

We operate our business through a network of consultants.  Our consultants are experts in the field of crisis management with significant government, military, foreign services and private industry experience, and are located around the world.  Our consultants are experienced in all aspects of the services we provide.

Our plan of operations over the next 12 months is to develop our business domestically and internationally, and build additional more advanced training facilities, including an airbase for training in in-flight defensive tactics. We anticipate we will require approximately $10 million to pursue our plans over the next 12 months. We plan to obtain the necessary funds from equity or debt financings, as required.  However, there can be no assurance that we will be able to obtain the additional financing required, or any at all.  If we are not able to obtain additional financing, we may be required to scale back our expansion plans or eliminate them altogether.  There can be no assurance that we will achieve our plans, or any of them.

Our Services

The risks involved in operating domestically and internationally have increased significantly for companies and other organizations over the years.  Risk mitigation has become an increasingly important concern for these companies and other organizations, particularly in high-threat environments, for the protection of personnel, property and other valuable assets.  In addition, security concerns have increased for wealthy individuals in countries across the globe.  Security threats can arise in a variety of forms and we are able to assist companies and other organizations and wealthy individuals with addressing any potential threats to them.

Risk Assessments

We provide security assessments and planning services to clients to find the strengths and weaknesses of security processes before a crisis occurs, including with respect to building projects, industrial and chemical plants, corporate facilities and private residences. Our consultants are experienced in developing and implementing field-tested procedures for assessing and reducing risk.

We provide a systematic review of a facility's premises, operating systems and procedures, and identify potential vulnerabilities.  Our surveys are based on the needs of the client and vary by location, type of business, employee access, culture and threat potential.  We evaluate threats and recommend effective countermeasures, based on our threat assessments, adversary scenario development and adversary mission analysis.  Our security assessments may include an evaluation of security staff, badgeing, procedures, communications capabilities, emergency action plans, command centers and event security training. We provide clients with reports documenting the efficiency of security measures and recommend cost-effective solutions for mitigating and eliminating risks.  We also provide recommendations for establishing a comprehensive security plan and work with clients to implement the plan if needed.

Building Projects

The number of building projects around the world continues to grow and the need for security at these projects we believe is becoming more vital for the timely completion of these projects. We have the ability to service these projects as the sole security source for most projects.  We assist with developing for our clients, among other things, incident response objectives; threat reporting procedures; evacuation policies and procedures; threat management team roles and responsibilities; facility emergency call lists; safety/security manuals outlining building profiles, floor plans, and safety procedures; and training procedures for personal safety awareness, including recurrent training for threat management leaders.

Security Training Programs

We assist in developing comprehensive training programs for our clients to address security threats to them.  We train clients to implement preventive security measures, recognize security threats, react if confronted with danger and act once a crisis has occurred. Our pre-incident training services include country briefings, table-top exercises, customized simulations and evasive driver training and firearms training.

We also train executives and other individuals on how to avoid dangerous situations during the course of their day, and during travel, by implementing safeguards that reduce overall risk. We assist with minimizing their chances of being victimized by enhancing their security awareness. Our consultants can also deliver similar training to family and staff members.

Crisis Management

We offer crisis management consulting services, including incident response, security consulting and training services to our clients. Our consultants specialize in the prevention and resolution of kidnaps-for-ransom, extortions, malicious product tampering, wrongful detention and client risk.

Kidnapping

The risk of kidnapping for ransom has dramatically increased in many parts of the world we believe as a result of weak law enforcement and a disparity of wealth in local regions. Our consultants act as intermediaries with outside contacts and provide clients with guidance, regular reports and post-incident briefings and analyses. Our consultants have experience throughout the world in kidnappings.

Extortion

Corporations, family businesses and wealthy individuals are susceptible to extortion and threats, particularly in high-risk countries.  We provide extortion-readiness planning and crisis-resolution services. We evaluate circumstances, identify possible options and recommend a solution that is best for the client and the situation. Our consultants are experienced in responding to extortion threats, demands and tactics based on years of experience globally dealing with extortionists and sophisticated political groups.

Malicious Product Tampering

Customer loyalty, brand integrity, corporate reputation and business continuity may be at risk when an organization experiences product tampering. Our consultants help companies ensure consumer protection by teaching them how to respond to an incident with the least amount of commercial damage to the organization. We help clients prepare for the unexpected, reduce potential harm to personnel, minimize litigation and protect the reputations of their organizations. We also assist with investigations through incident containment, information collection, asset tracing and product safeguard recommendations.

Wrongful Detention

Located globally, our consultants have experience in negotiation, intervention and liberation tactics. We work with outside parties in an advisory capacity to help free victims with the least amount of harm or incident possible. This process often involves dealing with law enforcement or government officials.

Hijacking

We assist clients to assess their current security operations at port or at sea in order to identify potential physical or operational vulnerabilities as well as environmental or political threats. We work with clients to develop new security strategies or update existing plans based on the results of our security assessments.

We assist clients on issues to be considered when faced with a hijacking and how to navigate through the most common scenarios.  We also teach crew members how to implement preventive security measures, recognize threats, react in the event of an attack and understand the negotiation process should a hijacking occur.

Protective Services

Safeguarding people and other valuable assets is a security challenge for many people and organizations operating in high-threat and other environments around the world.  We provide protective services to corporations, and other organizations and individuals worldwide, including security details and trained drivers. Our consultants are trained in detecting, deterring and responding to a wide variety of security challenges in accordance with local and international laws. We also offer planning and logistics services to clients.

Support Services

We combine detailed project planning and logistics management to deliver comprehensive support services to clients worldwide. From logistical support and communications to procurement and transportation, we facilitate client and internal company operations with a complete support package.

Intelligence

We provide individuals and corporate clients due diligence investigations specifically designed to offer an accurate assessment of statements and claims made during negotiations for organizations with interests in developing markets. We provide reliable, factual intelligence and background information about key business parameters so that clients can make informed business decisions.

We provide routine background checks, extensive pre-employment investigations and employee breach-of-good-faith investigations. We can investigate access to privileged information, theft of confidential information, financial misconduct and sabotage. Our consultants can also conduct internal and external investigations of criminal or malicious activity.

Our Consultants

Our consultants are experts in the field of crisis management with significant government, military, foreign services and private industry experience, for example former Navy Seals, Army Delta Force, Marine Corps, Naval Operations Special Units, FBI agents, CIA field agents, Secret Service and military snipers. Our consultants that are snipers are required to attend a boot camp at our training facility, which includes classroom training, and are required to attend a four day class every six weeks. Our consultants are generally independent contractors and we generally pay our consultants by the hour plus bonuses in certain circumstances.

Our Training Facility

We operate a facility in North Zulch, Texas that serves as a tactical training center for Swat Teams, Sky Marshals, Federal agencies, our agents and operatives and law enforcement, among others. The facility is 219 acres and contains repelling towers, a 360 degree automatic shooting range, a 1,500 yard sniper school, and two training schools/houses of approximately 10,000 square feet. We provide training in, among other things, shooting, sniper shooting, hand-to-hand combat, knives, ambushes, tactical raids, medical trauma and defensive tactics.

Competition

We operate in the security solutions and risk management industry.  The markets in which we currently compete and plan to compete are intensely competitive. We face significant competition from our existing competitors in these markets (including Triple Canopy, Trident, Blackwater and other similar companies), many of which are substantially larger and have longer operating histories and records of successful operations; greater financial resources, technical expertise, managerial capabilities and other resources; more employees; more contracts with significant institutions and governments; and more extensive facilities than we have or will have in the foreseeable future. We also compete with smaller local and regional companies that may have better knowledge of the local conditions in their regions, are better known locally and are better able to gain customers in their regions. There are relatively low barriers to entry into security solutions and risk management services business and we expect to face additional competition from new entrants into the industry. In addition, it has become more common for customers to select security service providers through competitive bid processes intended to procure quality services at lower prices. Some of our competitors may be willing to provide services at lower prices, accept a lower profit margin or expend more capital in order to obtain or retain business. There can be no assurance that we will be able to retain customer accounts that we are initially successful in attracting in an increasingly competitive market. Our operations may fail due to our inability to compete with existing competitors in these markets and you could lose your investment.

Sales and Marketing

We currently market our services through certain of our officers that have developed relationships with persons and companies involved in the security solutions and risk management services industry.  In addition, we operate a website that describes the services we offer.  We plan to market our services through advertisements in trade magazines, appearances at industry shows and through government contacts.

Intellectual Property

We currently do not own any intellectual property, other than our website domain www.globalsecurityagency.org.  We plan to trademark our corporate name.

Government Approvals

A number of jurisdictions in which we operate require that we obtain licences to provide our services. While we believe we have obtained all required licences to provide our services in these jurisdictions, there can be no assurance that we will be able to maintain these licences or renew them, or that we will be able to obtain the required licences in other jurisdictions in which we may conduct business.

Government Regulation

We are subject to the laws, rules and regulations of the jurisdictions in which we operate.  In addition, our operations may be subject to regulation at an international level, including with respect to international humanitarian law.

The security solutions and risk management services industry is subject to a significant amount of government regulation.  In the United States, the federal government and each state have rules and regulations concerning the operations of a company in the security services industry. For example, companies engaged in investigation and intelligence services are subject to a multitude of laws designed to protect the privacy of persons, and investigators often have to contend with restrictions on access to various public records and other information sources.

Privacy and consumer advocates and federal and state regulators have become increasingly concerned with the use of personal information, particularly credit reports and patient health care records. Attempts have been made and will continue to be made by these groups to adopt new or additional federal and state legislation to regulate the use of personal information in the United States and elsewhere.

Security solutions and risk management services companies that contract with agencies of the federal government are obligated to comply with a variety of regulations governing certain aspects of their operations and workplace. Such contracts usually give the contracting agency the right to conduct audits of such companies' facilities and operations, and such audits occur routinely. If the Company enters into contracts with federal government agencies, it may be subject to investigations as a result of an audit or for other causes. Adverse findings in an audit or other investigation, including violations of environmental or labor laws, could result in fines or other penalties up to and including disqualification as a federal government contractor. In addition, federal government contracts may contain specific performance requirements. Failure to meet these requirements could result in penalties or lost profits to the Company.

A number of jurisdictions, including in the United States, Canada, and elsewhere, require security solutions and risk management services companies to obtain licenses to conduct business within those jurisdictions. Although we believe that we have and will continue to be able to obtain the licenses necessary to conduct our business, the inability to do so could have an adverse impact on our business, financial condition or results of operations. Operation of an unlicensed business could result in fines, penalties or prosecution, which could be grounds for denial of a license, in other jurisdictions.

Many of the countries in which we operate have implemented laws, rules and regulations relating to the use of force against its citizens.  For example, the use of excessive force in the course of a protective detail may subject us to criminal prosecution in a particular jurisdiction.  In addition, we may be subject to civil liabilities for the actions of our consultants during the course of the provision of our services.

Furthermore, at an international level, we may be prosecuted for the actions of our consultants that are deemed to be criminal in nature or that otherwise are deemed to violate international humanitarian conventions.  Although our consultants are trained in use of force protocols, situations may arise in which their actions may be deemed to violate applicable laws, rules and regulations at a domestic or international level.

We believe that compliance with present laws and regulations will not have a material adverse effect on our results of operations or financial condition; however, new regulations or changes in governmental regulations relating to security solutions and management services, in particular, and privacy and civil rights, in general, could be enacted that could materially adversely impact our business, financial condition or results of operations. In the event that we do not or are not able to comply with any applicable laws and regulations, then we might not be able to operate our business in the applicable jurisdiction, and such noncompliance could be materially adverse to our business, financial condition or results of operations.

Employees

We currently have four employees engaged in our business, other than our executive officers.  We operate our business primarily through consultants.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive office is located at 12818 Hwy # 105 West, Suite 2-G, Conroe, TX  77304. This office is approximately 2,000 square feet and also contains a pistol shooting range, for which we pay rent of $425 per month. The lease for this office expires June 30, 2011, unless extended.

We also have an office located at 100 Lido Circle, Suite C-1, Lakeway, TX 78734. This office is provided to us by our Chief Financial Officer, for which we pay rent of $750 per month.

In October 2010, we rented a facility at 5732 FM 1732, North Zulch, Texas, 77872. The facility serves as a tactical training center for Swat Teams, Sky Marshals, our agents and operatives and law enforcement. The facility is 219 acres and contains repelling towers, a 360 degree automatic shooting range, a 1,500 yard sniper school, and two training schools/houses of approximately 10,000 square feet. We pay $2,000 per month for the facility.

We leased a facility at 5259 Jackson Road, Montgomery, Texas, 77316 that served as a tactical training center, which was terminated in October 2010.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any legal proceedings (i) to which we are a party or (iii) of which our property is the subject. To our knowledge, none of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “GSAG”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Our common stock was quoted for trading on the OTC Bulletin Board under the trading symbol “BELV”. Our common stock was delisted from trading on the OTC Bulletin Board on March 26, 2010 as no bid or ask prices were quoted for a sufficient period of time pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934, as amended.  Our common stock was subsequently quoted for trading on the OTC Bulletin Board under the trading symbol “GSAG” on June 28, 2010.

There were no trades in our common stock on the OTC Bulletin Board in fiscal 2009. The following table shows for the periods presented the high and low bid quotations for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
December 31, 2010	2.25	0.10
September 30, 2010	2.25	1.01
June 30, 2010	2.50	0.10
March 31, 2010	-	-

Holders

As of March 30, 2011, there were approximately 86 holders of record of our common stock.

Dividends

As of March 30, 2011, we had not paid dividends on our shares of common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future.  We intend to retain earnings, if any, to finance the development and expansion of our business.  Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of March 30, 2011, we did not have any equity compensation plans.  We had granted options to acquire up to 450,000 shares of our common stock to our former director and officer exercisable at a price of $0.00001 per share which were exercised in January 2011.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our audited consolidated financial statements as at and for the years ended December 31, 2010 and 2009, and notes thereto, as well as the section entitled “Business”, included elsewhere in this annual report. These financial statements have been prepared in accordance with US GAAP, and all dollar amounts set out in these financial statements are presented in United States dollars.

We were incorporated in September 2006.  We were an exploration stage corporation engaged in the search for mineral deposits.  Our focus was on the exploration for mineralization on our Spanish Gold property, which we concluded in fiscal 2008, based on work to date, was not sufficiently prospective of mineralization to warrant further work.  As at March 31, 2010, we had no operations, no revenues, had achieved losses since inception, had been issued a going concern opinion by our auditors, and relied upon the sale of our securities or loans to fund operations.

In January 2010, we determined to pursue a new line of business focused on the security solutions and risk management services industry.  We implemented this change in business on April 9, 2010.

Our Current Business

We are security solutions and risk management services company.  We offer a wide range of security and risk management services for individuals, corporations and other entities. Our services include assessments, training, crisis management, protection, support and intelligence. We also operate a training facility at which we train people in a number of security related areas.

We currently operate in a number of countries around the world, including the United States, Canada, France, Norway, the Netherlands, Mexico, Chile, Columbia, China, the United Kingdom, Afghanistan, Indonesia, the Philippines, Angola, Thailand, Tanzania, Malwali and the Caribbean, and plan to operate globally.

We currently have more than 20 contracts in place with high net worth individuals, international governments and corporations. Our contracts currently range from providing security services to private investigations to personal security details, and generally range from 30 days to one year although some are longer, and generally can only be earlier terminated for cause. We expect to have significantly more contracts over the next twelve months, however, there can be no assurance we will obtain these contracts.

We operate our business through a network of consultants.  Our consultants are experts in the field of crisis management with significant government, military, foreign services and private industry experience, and are located around the world.  Our consultants are experienced in all aspects of the services we provide.

Our plan of operations over the next 12 months is to develop our business domestically and internationally, and build additional more advanced training facilities, including an airbase for training in in-flight defensive tactics. We anticipate we will require approximately $10 million to pursue our plans over the next 12 months. We plan to obtain the necessary funds from equity or debt financings, as required.  However, there can be no assurance that we will be able to obtain the additional financing required, or any at all.  If we are not able to obtain additional financing, we may be required to scale back our expansion plans or eliminate them altogether.  There can be no assurance that we will achieve our plans, or any of them.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

We generated revenues of $902,262 in the year ended December 31, 2010, compared to $0 in the year ended December 31, 2009, from personal protection and private investigation services under our new line of business.

Expenses

For the year ended December 31, 2010, we incurred total operating expenses of $862,494, comprised primarily of selling, general and administrative expenses related to our new line of business.  In the year ended December 31, 2009, we incurred total operating expenses of $37,510, comprised primarily of selling, general and administrative expenses, during a period in which we had no operations. Selling, general and administrative expenses in 2010 consisted primarily of contract labor, consulting and related fees, rent, legal and accounting fees, salaries, and marketing, promotional and travel expenses.

Net Income (Loss)

For the year ended December 31, 2010, we generated net income of $27,779 compared to a net loss of $38,908 for the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $2,485, total assets of $746,848, total liabilities of $248,531, working capital of $459,187, and an accumulated deficit of $153,107.

For the year ended December 31, 2010, operating activities used cash of $486,488, primarily related to the change in and operation of our current business, compared to $38,927 for the year ended December 31, 2009. An increase in accounts receivable used cash of $702,830 in 2010, compared to $818 in 2009. An increase in accounts payable provided cash of $93,083 in 2010, compared to $799 in 2009.

For the year ended December 31, 2010, investing activities used cash of $45,378, primarily related to the purchase of property and equipment, compared to $0 in the prior period.

During the year ended December 31, 2010, financing activities provided cash of $534,104 from the sale of our common stock and loans. During the year ended December 31, 2009, we received $17,445 from financing activities, which consisted of an advance from a related party.

We are dependent on equity financing and proceeds from related parties to fund our operations.  Over the next 12 months, we plan to develop our business domestically and internationally, and expect that we will require additional funds of approximately $10 million to proceed with our business plan.  However, this estimate may change significantly depending on the level of our business activities.  If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back plan based on our available financial resources.  There can be no assurance that we will be successful in our current business.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our significant accounting policies are described in Note 1 of our financial statements included in this annual report. We believe the critical accounting policies discussed below are those most important for an understanding of our financial condition and results of operations.

Revenue Recognition. The Company earns revenue from the provision of personal protection and private investigation services. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue is recognized when the price is fixed or determinable, persuasive of an arrangement exists, the service is performed, and collectability is reasonably assured.  At times, the Company receives advance payments from customers.  Revenue recognition is deferred for these advances until the services have been provided.  As of December 31, 2010, the Company had deferred revenue $31,348 related to these payments.

Accounts Receivable.  Accounts receivable represent valid claims against customers and are recognized when products are sold or services are rendered. We extend credit terms to certain customers based on historical dealings and to other customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at the time of their review. Accounts receivable are written off when the account is deemed uncollectible.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Global Security Agency Inc.

Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Global Security Agency Inc.
Conroe, TX

We have audited the consolidated balance sheets of Global Security Agency Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Security Agency Inc. as of December 31, 2010 and 2009 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 30, 2010

Global Security Agency Inc.
Balance Sheets

	31-Dec-10 $	31-Dec-09 $
ASSETS
Current Assets
Cash	2,485	247
Accounts receivable	687,058	–
Other receivables	17,750	1,978
Prepaid expenses and deposits	425	–

Total Current Assets	707,718	2,225
Property and equipment, net	34,554	–
Other assets	4,576	–

Total Assets	746,848	2,225

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	78,099	1,697
Accounts payable - related parties	22,679	–
Accrued liabilities	46,405	–
Due to related party	70,000	69,094
Deferred revenue	31,348	–
Total Current Liabilities	248,531	70,791

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, none issued	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value
61,721,645 shares (December 31, 2009 – 600,645 shares) issued and outstanding	617	6

Additional paid-in capital	650,807	112,314
Accumulated deficit	(153,107)	(180,886)
Total Stockholders’ Equity (Deficit)	498,317	(68,566)
Total Liabilities and Stockholders’ Equity (Deficit)	746,848	2,225

(The accompanying notes are an integral part of these financial statements)

Global Security Agency Inc.
Statements of Operations

	For the Year Ended 31-Dec-10 $	For the Year Ended 31-Dec-09 $

Revenue
Personal protection services	542,472	–
Private investigation services	359,790	–

Total Revenue	902,262	–

Selling, general and administrative expenses	862,494	37,510

Net Income (Loss) from Operations	39,768	(37,510)

Other Income (Expense)
Foreign currency exchange loss	–	(1,398)
Interest income	17	–
Interest expense	(12,006)	–

Net Income (Loss)	27,779	(38,908)

Net Income (Loss) Per Common Share – Basic and Diluted	0.00	(0.06)

Weighted Average Number of Common Shares Outstanding
Basic	31,442,924	600,645
Diluted	31,815,732	600,645

(The accompanying notes are an integral part of these financial statements)

Global Security Agency Inc.
Statements of Cash Flows

	For the Year Ended 31-Dec-10 $	For the Year Ended 31-Dec-09 $
Operating Activities
Net Income (loss)	27,779	(38,908)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,248
Common stock issued for services	5,000
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(702,830)	(818)
Prepaid expenses and deposits	(425)	–
Accounts payable	93,083	799
Accrued liabilities	53,309	–
Deferred revenue	31,348	–
Net Cash Used in Operating Activities	(486,488)	(38,927)
Investing Activities
Purchase of licenses	(7,500)	–
Purchase of property and equipment	(37,878)	–
Net Cash Used in Investing Activities	(45,378)	–
Financing Activities
Proceeds from loan payable - related party	50,000	–
Capital contributions	45,000	–
Advances from notes payable - related parties	100,000	17,445
Proceeds from the sale of common stock	339,104	–
Net Cash Provided by Financing Activities	534,104	17,445

Increase (Decrease) In Cash	2,238	(21,482)

Cash - Beginning of Period	247	21,729
Cash - End of Period	2,485	247
Supplemental Disclosures:
Interest paid	7,393	–
Income tax paid	–	–
Non-cash Investing and Financing Activities
Stock issued for settlement of debt and accounts payable	150,000	–

(The accompanying notes are an integral part of these financial statements)

Global Security Agency Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
For the year ended December 31, 2010

	Common Stock		Additional
		Par	Paid-in	Accumulated
	Shares #	Value $	Capital $	Deficit $	Total $

Balance – December 31, 2008	600,645	6	112,314	(141,978)	(29,658)

Net loss	–	–	–	(38,908)	(38,908)

Balance – December 31, 2009	600,645	6	112,314	(180,886)	(68,566)

Shares issued for cash	46,111,000	461	338,643	–	339,104

Shares issued in settlement of debt	15,000,000	150	149,850	–	150,000

Shares issued for services	10,000	–	5,000	–	5,000

Capital contributions	–	–	45,000	–	45,000

Net lncome (loss)	–	–	–	27,779	27,779

Balance – December 31, 2010	61,721,645	617	650,807	(153,107)	498,317

(The accompanying notes are an integral part of these financial statements)

Global Security Agency Inc.
Notes to the Financial Statements

1.  Nature of Business and Summary of Significant Accounting Policies

Global Security Agency Inc. (the “Company”) was incorporated in Nevada on September 27, 2006 under the name Belvedere Resources Corporation. On January 15, 2010, the Company incorporated a wholly-owned subsidiary, Global Security Agency Inc. (“Global Security”). On January 25, 2010, the Company completed a merger with Global Security and assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. Global Security was incorporated entirely for the purpose of effecting the name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way. The Company’s principal business is in the security solutions and risk management services industry. The Company was formerly an exploration stage company involved in mineral exploration. During the year ended December 31, 2010, the Company generated significant revenues from its business operations and is no longer considered an exploration stage company.

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

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2010 there were 661,000 dilutive warrants outstanding.  For the year ended December 31, 2009, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2010 and 2009.

Accounts Receivable.  Accounts receivable represent valid claims against customers and are recognized when products are sold or services are rendered. We extend credit terms to certain customers based on historical dealings and to other customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at the time of their review. Accounts receivable are written off when the account is deemed uncollectible.

Financial Instruments. Financial instruments, which include cash, accounts receivable, accounts payable accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Property and equipment.  Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets (which range from 3-5) using the straight-line method. Repair and maintenance expenditures, which do not result in improvements, are charged to expense as incurred.

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

Foreign Currency Translation. Assets and liabilities of foreign operations are translated into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders’ equity.  Foreign currency translation was in effect for the year ended December 31, 2009.  Subsequent to the merger described above, the Company no longer has any foreign operations.

Stock-based Compensation. The Company records stock-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Revenue Recognition. The Company earns revenue from the provision of personal protection and private investigation services. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue is recognized when the price is fixed or determinable, persuasive of an arrangement exists, the service is performed, and collectability is reasonably assured.  At times, the Company receives advance payments from customers.  Revenue recognition is deferred for these advances until the services have been provided.  As of December 31, 2010, the Company had deferred revenue $31,348 related to these payments.

Recent Accounting Pronouncements.  The Company does not expect any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.  Loan Payable

On April 27, 2010, the Company issued a promissory note for $50,000 in proceeds received. The loan bears interest at 4% per annum, is unsecured, and due on July 1, 2015. Refer to Note 4(e).

3.  Related Party Transactions

(a)	As of December 31, 2010, the Company owed the former President of the Company $70,000 (December 31, 2009 - $69,094) which is unsecured, non interest bearing, and due on demand.
(b)
On May 20, 2010, the Company issued a promissory note for $100,000 in proceeds received from a Director of the Company. The note bears interest at 4% per annum, is unsecured, and due on July 1, 2015. Refer to Note 4(c).  This note was retired by issuing 10,000,000 common shares at $0.01 per share.

(c)	During the year ended December 31, 2009, the Company recognized $3,000 for services provided and $3,000 for rent provided by the President and Director of the Company.
(d)	As of December 31, 2010, the Company owed three officers a total of $22,679 for certain trade payables paid by them on behalf of the Company.

4.  Common Stock

(a)	On January 12, 2010, the Company issued 6,000,000 shares of common stock at $0.001 per share for proceeds of $6,000.
(b)
On April 15, 2010, the Company effected a 1:10 reverse stock split of the issued and outstanding shares of common stock without any change to the Company’s authorized capital or par value of its shares of common stock. All shares amounts have been retroactively adjusted for all periods presented.

(c)	On July 25, 2010, the Company issued 10,000,000 shares of common stock at $0.01 per share to settle a $100,000 note payable to a related party.
(d)
During the year ended December 31, 2010, an individual affiliated with Belvedere Resources Corporation prior to the merger paid for $45,000 of legal expenses on behalf of the Company.  These payments were recorded as a contribution to capital.

(e)	On August 11, 2010, the Company issued 5,000,000 shares of common stock at $0.10 per share to settle a $50,000 note payable.
(f)	On August 27, 2010, the Company issued 25,000 shares of common stock and 25,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $12,500.
(g)	On September 1, 2010, the Company issued 200,000 shares of common stock and 200,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $100,000.
(h)	On September 7, 2010, the Company issued 210,000 shares of common stock and 210,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $105,000.
(i)	On September 15, 2010, the Company issued 26,000 shares of common stock and 26,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $13,000.
(j)
On June 28, 2010, the Company issued 39,000,000 shares of common stock at $0.0001 per share for proceeds of $2,600 and a subscription receivable of $1,300.  The subscription receivable was deemed uncollectible and written off in December of 2010.

(k)	On December 10, 2010, the Company issued 450,000 shares of common stock for the exercise of stock options for a total exercise price of $4. See Note 5.
(l)	On September 7, 2010, the Company issued 10,000 to an officer valued at $5,000 for services rendered.
(m)	On October 7, 2010, the Company issued 200,000 shares of common stock and 200,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $100,000.

5.  Stock Options and Warrants

On January 12, 2010, the Company granted 450,000 stock options to the former President of the Company with an exercise price of $0.00001 per common share expiring on January 12, 2011. The fair value of stock options granted was estimated at $0 at the date of grant using the Black-Scholes option-pricing model.  These options were exercised in December of 2010.  See Note 4(k).

As described in Note 4, during 2010, 661,000 warrants were issued in conjunction with sales of common stock.  All warrants issued are exercisable at $0.75 for the first year and $1.00 for the second year.  The aggregate intrinsic value of these warrants was $0 and the weighted average remaining life was 1.71 years as of December 31, 2010.

6.  Commitments

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

7.  Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the period ended December 31, 2009, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $151,500 at December 31, 2010, and will expire in the years 2026-2029 and will be limited under IRS SEC 382 due to the change in control (see note 5).

At December 31, 2010 and 2009, the Company’s deferred tax assets consisted of the following:

	2010	2009
Deferred tax assets
Net operating losses	$60,949	$60,949
Less: valuation allowance	(60,949)	(60,949)
Net deferred tax asset	$–	$–

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 15% to pretax income from continuing operations for the year ended December 31, 2010 due to the following:

2010
Pre-tax book income	$27,779
Meals and entertainment	3,372
Depreciation	(31,151)
Federal Income Tax	$-

8.  Property and Equipment, net

Property and equipment consisted of the following as of December 31, 2010:

			December 31,
			2010
	Cost $	Accumulated depreciation $	Net carrying value $
Automotive (3 Years)	28,228	(2,852)	25,376
Furniture and equipment (5 Years)	9,649	(471)	9,178
	37,877	(3,323)	34,554

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, we determined that there were control deficiencies that constituted material weaknesses, as described below:

1.
There is a lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are currently performed by an external consultant with no significant oversight currently by a professional with accounting expertise.

2.	Management override of existing controls is possible given our small size and lack of personnel.

3.
We do not have a system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

In light of the existence of these control deficiencies, our management concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management is currently evaluating remediation plans for the above control deficiencies. Management plans to enhance our risk assessment, internal control design and documentation and develop a plan for testing in accordance with COSO standards and develop and implement other procedures in the internal control function.

Changes in Internal Control

During the fiscal quarter ended December 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information relating to our executive officers and directors as of March 30, 2011:

Name	Age	Position
Larry Lunger	62	Chief Executive Officer
Ronald Reif	57	President and a director
John D. Kuykendall	70	Chief Financial Officer and a director
Rock Rutherford	65	Secretary and a director

Our directors serve until our next annual shareholders’ meeting or until their successors are elected and qualified. Our executive officers hold their positions at the discretion of our Board of Directors, subject to any employment or management agreements. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Larry Lunger – Chief Executive Officer

Larry Lunger has been our Chief Executive Officer since April 8, 2010.

Mr. Lunger was a Product Manager with DMC-CC, a supply company located in Baton Rouge, Louisiana, from December 2009 to February 2010.  Prior to that, he was President of Netherlocks USA, an oilfield specialty company located in Houston, Texas, from April 2007 to August 2008.  From May 1994 to March 2007, he was a Senior Sales Engineer with Puffer-Sweiven, an oilfield supply company located in Strafford, Texas.  Mr. Lunger has an MBA and Ph.D. in Industrial Technology from Lorenze University.

Ronald Reif – President and a director

Ronald Reif has been our President and a director since August 10, 2010.

Mr. Reif, age 58, has over 35 years of experience in high-risk security and protective operations, including eight years in the United States Navy Special Warfare Community as an operator in its Underwater Demolition Team and as a SEAL Team member.  Mr. Reif has been engaged with, among other things, Maritime Counter-terrorism, Direct Action and Mobile Training Teams, Threat Vulnerability Assessments and Harbor and Port Security Programs, and has also served as a Special Agent with the Central Intelligence Agency in its Protective Operations Division – Global Response Staff.  Mr. Reif also served as a Police Officer with the Denver, Colorado Police Department for 15 years, including as a SWAT Team Leader, Criminal Investigator and Hostage Negotiator.  Since October 2007, Mr. Reif has been the Director of Security for a large offshore exploration and drilling company with over 4,000 employees.  From December 1996 to August 2007, Mr. Reif was a Special Agent with the Central Intelligence Agency in its Protective Operations Division – Global Response Staff. Mr. Reif has received a number of awards from the Central Intelligence Agency and the Denver Police Department during his service, including a Metal of Honor from the Denver Police Department.

John D. Kuykendall – Chief Financial Officer and a director

John D. Kuykendall has been our Chief Financial Officer and a director since April 8, 2010.

Mr. Kuykendall is one of the founders of AGR Stone & Tools USA, Inc., a company he began in 2001 and with whom he is presently engaged. He is currently serving as its Secretary and Treasurer and is responsible for all of its financial functions. Mr. Kuykendall received a B.B.A. degree from Southern Methodist University and is licensed as a Certified Public Accountant in the State of Texas. Earlier in his career, he was the part owner and Chief Financial Officer of Home Furniture Company, a large retail furniture chain in the Southwest United States.  Since 1986, he has acted as the principal of John D. Kuykendall, CPA, LLC, a position he continues to occupy. He has been practicing as a Certified Public Accountant for the last twenty years and has clients based in Austin, San Antonio and Houston.

Rock Rutherford – Secretary and a director

Rock Rutherford has been our Secretary and a director since April 8, 2010.

Mr. Rutherford has been an international trader and business consultant specializing in the Asian and middle-east market since 1983. He has been living and conducting business in Asia for more than thirty-five years and was involved in the first trade fair held in Beijing through the offices of the United Nations in 1985. Mr. Rutherford is currently an advisor to the World Import/Export Bank for the development of American manufacturing and export of American made products into China. He also works with the U.S. State Department in advising American development with the commerce sections of the U.S. Embassies in mainland China.

From 1994 to 2001, Mr. Rutherford was the Chief Executive Officer and Managing Director of CPR Ltd. and was responsible for all of its mining and commodities operations in Asian and East Africa. From 2001 to the present, Mr. Rutherford has served as the Chief Executive Officer and Managing Director for AGR Stone & Tools USA, Inc.

Other Directorships

Certain of our directors currently hold, or within the past five years have held, directorships in companies with a class of securities registered pursuant to Section 12 of the Exchange Act or that are subject to the requirements of Section 15(d) of such Act as follows:

Name of Director	Company
Rock Rutherford	AGR Tools, Inc.
John D. Kuykendall	AGR Tools, Inc.

Significant Employees

Other than our executive officers, we have no employees that make a significant contribution to our business.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any matters described in Item 401(f) of Regulation S-K during the past ten years including:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

Family Relationships

There are no family relationships among our directors and executive officers.

Corporate Governance

None of our directors is “independent” under applicable SEC rules.  We may appoint independent directors in the future.

We have an audit committee comprised of our board of directors. We also have a disclosure committee comprised of our board of directors. Given our size and financial constraints, we currently do not have any other committees of our board of directors, including a compensation or nominating committee. We plan to appoint a nominating committee and compensation committee as our business develops and our financial resources increase.

Audit Committee

Audit committee functions are performed by our board of directors, none of whom are independent.  Our audit committee operates pursuant to a written charter and is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is included as an exhibit to this annual report.

Audit Committee Financial Expert

Our Board of Directors has determined that at John Kuykendall is an “audit committee financial expert” as defined under Item 407(d)(5) of SEC Regulation S-K.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. We have not paid any compensation to our directors or executive officers. We plan to appoint a compensation committee as our business develops and our financial resources increase. Our Board of Directors as a whole will determine any compensation to be paid to executive officers.

Nominating Committee

We do not have a nominating committee. We have not undertaken any material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last Annual Report on Form 10-K.

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

Disclosure Committee

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of our board of directors.  The purpose of the committee is to provide assistance to the Principal Executive Officer in fulfilling his responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is included as an exhibit hereto.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010 our directors, executive officers and 10% stockholders complied with all applicable filing requirements, except as follows: (i) the following persons were late in filing Form 4s – Shawn Engleman, Thomas Johnson and Richard Smith; and (ii) the following persons were late in filing a Schedule 13D or Schedule 13D/A – Tiffany Felker, Dominic Colvin and Richard Smith.

ITEM 11.  EXECUTIVE COMPENSATION

Annual Compensation

In fiscal 2010, we paid cash of $36,000 to each of our Secretary and our Chief Financial Officer. Except for these amounts, we did not pay any cash or other compensation to our directors or executive officers in fiscal 2009 or fiscal 2010 for their services as such, and there were no outstanding equity awards made to any of them during those periods.  We have entered into management agreements with our current executive officers which provide for their compensation.  However, they have not received any compensation for their services as officers to date, except as noted above.

Compensation of Directors

We have no standard arrangements pursuant to which our directors are compensated for their services as directors.  We have not paid any cash or non-cash compensation to our directors in the past two fiscal years.

Compensation Plans

We have not adopted a stock option or other similar compensation plan applicable to our directors or officers.  We have not granted any stock options or other similar compensation to our current executive officers or directors.  We issued options to acquire up to 450,000 shares of our common stock at a price of $0.00001 per share until January 12, 2011 to Shawn Englmann, our former director and officer, pursuant to the reorganization agreement we entered into with him on January 12, 2010.  These options were exercised in December 2010.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans pursuant to which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Change of Control

We have no pension or compensatory plans or other arrangements which provide for compensation to our directors or officers in the event of a termination of employment or a change in our control.

Management Agreements

We have entered into management agreements dated April 8, 2010 with each of our current executive officers.  The following description of the material terms of the management agreements is not complete and is qualified in its entirety by reference to the agreements, copies of which are included as exhibits hereto.

Under the agreements, we have appointed each of our executive officers to their respective positions.  Each of our executive officers are entitled to a base salary to be determined by the board, payable once the Company has achieved revenues in excess of $50,000 per month for two consecutive months, as well as performance bonuses and benefits as the board may determine.  The agreements may be terminated by the Company at any time for Just Cause (as defined in the agreements).  The agreements may also be terminated by each officer upon two months prior notice and by the Company upon two weeks prior notice for each year of continuous service.  Under the agreements, each of our officers has agreed to present first to our board any potential business opportunity relating to the business of the Company that is presented directly or indirectly to the officer.  The agreements also contain provisions relating to confidentiality of information, non-competition and anti-bribery policies.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of March 30, 2011, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of our common stock.  As of March 30, 2011, there were 61,721,645 shares of our common stock issued and outstanding. Each person named below has sole voting and investment control with respect to the shares owned by him, except as otherwise noted.  The number of shares below includes shares which the beneficial owner has the right to acquire within 60 days.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	Larry Lunger (1)	2,000,000	3.2%
Common Stock	Ronald Reif (2)	1,000,000	1.6%
Common Stock	John D. Kuykendall (3)	2,250,000	3.6%
Common Stock	Rock Rutherford (4)	1,000,000	1.6%
	All Officers and Directors as a Group	6,250,000	10.1%
Common Stock	Todd Rutherford (5) 101 Canterbury Drive Montgomery, TX 77356	15,875,000	25.7%
Common Stock	Dominic Colvin Suite 192 – 14 Village Lane Okotoks, Alberta, Canada T1S 1Z6	5,730,000	9.3%
Common Stock	First Canadian Mergers and Acquisitions Inc. Juancho Yrausquin Blvd. # 26 Philipsburg, St. Maarten	5,000,000	8.1%
Common Stock	Tiffany Felker RR2, Site 12, Box 17 Okotoks, Alberta, Canada, T1S 1A2	5,000,000	8.1%
Common Stock	Mark McBeth 2 Park Town Oxford, U.K. 0X2 6SH	5,000,000	8.1%

(1)	Mr. Lunger is our Chief Executive Officer.

(2)	Mr. Reif is our President and a director.

(3)	Mr. Kuykendall is our Chief Financial Officer and a director.

(4)	Mr. Rutherford is our Secretary and a director.

(5)	Todd Rutherford is the son of Rock Rutherford and has sole investment and voting control over these shares.

(6)	Richard Smith is the sole shareholder, director and officer of this company and exercises investment and voting control over the shares owned by this company.

Changes in Control

We know of no arrangements the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2010, the Company owed the former President of the Company $70,000 (December 31, 2009 - $69,094) which is unsecured, non interest bearing, and due on demand.

On May 20, 2010, the Company issued a promissory note for $100,000 in proceeds received from a Director of the Company. The note bears interest at 4% per annum, is unsecured, and due on July 1, 2015.  This note was retired by issuing 10,000,000 common shares at $0.01 per share.

During the year ended December 31, 2009, the Company recognized $3,000 for services provided and $3,000 for rent provided by the former President and Director of the Company.

Director Independence

None of our directors is “independent”. The OTC Bulletin Board on which our common stock is quoted does not have any director independence requirements. We have also not developed a definition of independence, as each of our directors occupies one or more executive officer positions and would therefore not qualify as independent. We may appoint additional directors in the future, at which time we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended December 31, 2009 and 2010, and any other fees billed for services rendered by our auditors during these periods.

Fiscal 2009
Audit fees	$13,000
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$13,000

Fiscal 2010
Audit fees	$28,000
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$28,000

Our Board of Directors, performing the duties of the audit committee, reviews all audit and non-audit related fees at least annually. Our audit committee pre-approved all audit related services for the years ended December 31, 2009 and 2010.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

See page F-1.

Financial Statement Schedules

None.

Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger (2)
3.3	Bylaws (3)
10.1	Services Agreement with Jaguar Downhole Tools(4)
10.2	Reorganization Agreement with Shawn Englmann (5)
10.3	Lease Agreement (6)
10.4	Management Agreement with Larry Lunger (4)
10.5	Management Agreement with Ronald Reif (7)
10.6	Management Agreement with John Kuykendall(4)
10.7	Management Agreement with Rock Rutherford(4)
10.8	Promissory Note with George Rock Rutherford (8)
10.9	Assignment Agreement of Promissory Note to Tiffany Lee Felker (8)
10.10	Assignment Agreement of Promissory Note to Mark McBeth (8)
10.11	Debt Conversion Agreement with Mark McBeth (9)
10.12	Debt Conversion Agreement with Tiffany Lee Felker (9)
10.13	Debt Conversion Agreement with Dominic Colvin (9)
14.1	Code of Ethics (10)
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

99.2	Audit Committee Charter (10)
99.3	Disclosure Committee Charter (10)

(1)	Incorporated by reference to our Form SB-2 filed June 15, 2007.

(2)	Incorporated by reference to our Form 8-K filed January 28, 2010.

(3)	Incorporated by reference to our Form 8-K filed April 14, 2010.

(4)	Incorporated by reference to our Form 8-K filed April 9, 2010.

(5)	Incorporated by reference to our Form 8-K filed January 20, 2010.

(6)	Incorporated by reference to our Form 8-K filed April 15, 2010.

(7)	Incorporated by reference to our Form 8-K filed August 10, 2010.

(8)	Incorporated by reference to our Form 8-K filed July 27, 2010.

(9)	Incorporated by reference to our Form 8-K filed August 13, 2010.

(10)	Incorporated by reference to our Form 8-K filed April 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2011	GLOBAL SECURITY AGENCY INC.

	By:	/s/ Larry Lunger
Larry Lunger
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Larry Lunger	Chief Executive Officer	March 30, 2011
Larry Lunger

/s/ Ronald Reif	President, Director	March 30, 2011
Ronald Reif

/s John Kuykendall	Chief Financial Officer, Director	March 30, 2011
John Kuykendall

/s/ Rock Rutherford	Secretary, Director	March 30, 2011
Rock Rutherford