Form 10-Q
period 2011-03-31
Global Security Agency Inc.
filed 2011-05-11
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Or

❒ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53184

Global Security Agency, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Nevada	98-0516432
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

 1218 Hwy # 105 West, Suite 2-G
Conroe, TX 77304
 (Address of principal executive offices) (Zip Code)

(818) 281 – 1618
Registrant's telephone number, including area code

Indicate by check mark whether the Issuer:

Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):   Yes ☑ No ☐

Has been subject to such filing requirements for the past 90 days.   Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐            Accelerated Filer                      ☐
Non-Accelerated Filer     ☐            Smaller Reporting Company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☑

66,221,645 shares of the registrant's Common Stock, 0.00001 per share, were outstanding as of May 6, 2011

ITEM 1. FINANCIAL STATEMENTS

Global Security Agency Inc.
Balance Sheets (unaudited)

	31-Mar-11	31-Dec-10
	$	$
ASSETS
Current Assets
Cash	16,074	2,485
Accounts receivable	651,716	687,058
Other receivables	16,250	17,750
Prepaid expenses and deposits	75,850	425

Total Current Assets	759,890	707,718
Property and equipment, net	31,742	34,554
Other assets	2,373	4,576

Total Assets	794,005	746,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	123,364	78,099
Accounts payable - related parties	24,978	22,679
Accrued liabilities	70,814	46,405
Due to related party	–	70,000
Deferred revenue	–	31,348
Total Current Liabilities	219,156	248,531

Stockholders’ Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, none issued	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value 61,721,645 shares (December 31, 20010 – 61,721,645 shares) issued and outstanding	617	617

Additional paid-in capital	650,807	650,807
Accumulated deficit	(76,575)	(153,107)
Total Stockholders’ Equity	574,849	498,317
Total Liabilities and Stockholders’ Equity	794,005	746,848

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Operations (unaudited)

	For the Three Months Ended 31-Mar-11	For the Three Months Ended 31-Mar-10
	$	$

Revenue
Personal protection services	114,649	–
Private investigation services	416,848	–

Total Revenue	531,497	–
Cost of Goods Sold	161,585
Gross Profit	369,912	–

General and administrative	290,108	35,667

Net Income (Loss) from Operations	79,804	35,667

Other Expenses
Foreign current exchange loss	–	(130)
Interest income	–
Interest expense	(3,272)	–

Net Income (Loss)	76,532	(35,797)

Net Income (Loss) Per Common Share – Basic and Diluted	0.00	(0.01)

Weighted Average Number of Common Shares Outstanding
Basic	61,721,645	5,800,600
Diluted	61,808,667	5,800,600

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Cash Flows (unaudited)

	For the Three Months Ended 31-Mar-11	For the Three Months Ended 31-Mar-10
	$	$

Operating Activities
Net Income (loss)	76,532	(35,797)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,590	–
Changes in operating assets and liabilities:
Accounts receivable and other receivables	36,842	(1,535)
Prepaid expenses and deposits	(75,000)	–
Accounts payable	45,265	30,908
Accounts payable – related parties	2,299	-
Accrued liabilities	24,409	–
Deferred revenue	(31,348)	–
Net Cash Provided by ((Used in) Operating Activities	83,589	(6,424)
Financing Activities
Proceeds from loan payable - related party	–	205
Advances from notes payable - related parties	(70,000)	–
Proceeds from the sale of common stock	–	6,000
Stock subscriptions received	2,600
Net Cash (Used in) Provided by Financing Activities	(70,000)	8,805

Increase (Decrease) In Cash	13,589	2,381

Cash - Beginning of Period	2,485	247
Cash - End of Period	16,074	2,628
Supplemental Disclosures:
Interest paid	3,272	–
Income tax paid	-	–

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency, Inc.

Notes to the Financial Statements

1.  Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2010 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s 2010 annual financial statements have been omitted.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will not continue to meet its obligations in the normal course of business for the next fiscal year. As of March 31, 2011, the Company has just begun to generate revenue and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Related Party Transactions

(a)	As of March 31, 2011, the Company owed the former President of the Company $0.00 (December 31, 2010 - $70,000) which was unsecured, non-interest bearing, and due on demand.
(b)	As of March 31, 2011, the Company owed three officers a total of $24,978 for certain trade payables paid by them on behalf of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

In May 2010, we affected a reverse split of our common stock on a 1 for 10 basis, reducing the number of outstanding shares of our common stock to 6,600,645 shares.  Subsequently, in June 2010, we issued 39,000,000 shares of common stock at a price of $0.0001 per share, thereby increasing the number of outstanding shares of our common stock to 45,600,645 shares.

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

See our Current Report on Form 8-K filed with the SEC on February 9, 2011 for more information.

Results of Operations

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Revenues

We generated revenues of $531,497 in the three months ended March 31, 2011, compared to $0 in the three months ended March 31, 2011, from personal protection and private investigation services under our new line of business.

Expenses

For the three months ended March 31, 2011, we incurred total operating expenses of $451,693, comprised primarily of selling, general and administrative expenses related to our new line of business.  In the three months ended March 31, 2010, we incurred total operating expenses of $35,667, comprised primarily of selling, general and administrative expenses, during a period in which we had no operations.

Net Income (Loss)

For the three months ended March 31, 2011, our net income was $76,532, compared to a net loss of $35,797 for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $16,074, total assets of $794,005, total liabilities of $219,156, working capital of $540,734, and an accumulated deficit of $76,575.

For the three months ended March 31, 2011, operating activities provided cash of $83,589, primarily related to the increase in net income, compared to a use of $6,424 in cash during the period ended March 31, 2010.

During the three months ended March 31, 2011, financing activities used cash of $70,000 to repay a loan to a related party. During the three months ended March 31, 2010, we received $8,805 from the sale of common stock and stock subscriptions.

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

Going Concern

Our financial statements for the three months ended March 31, 2011 have been prepared on a going concern basis and Note 3 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control

Other than as described above, during the three months ended March 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See our Current Reports on Form 8-K filed with the SEC on February 2, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number	Description
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

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2011	GLOBAL SECURITY AGENCY INC.

By: /s/ Larry E. Lunger
Larry E. Lunger
Chief Executive Officer