Form 10-Q
period 2011-06-30
Global Security Agency Inc.
filed 2011-08-12
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended: June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_____________

Commission File Number: 000-53184

Global Security Agency Inc.
 (Exact name of registrant as specified in its charter)

Nevada	98-0516432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12818 Highway # 105 West, Suite 2-G
Conroe, TX 77304
(Address of principal executive offices) (Zip code)

(818) 281-1618
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 10 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              ☑Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes  ☑ No

As of June 30, 2011, 66,201,645 shares of Global Security Inc.’s Common Stock (par value $0.00001) were outstanding.

Throughout this quarterly report the terms “we”, “us”, “our” and the “Company” represent Global Security Agency Inc. and Dollar amounts are in United States Dollars unless otherwise specified.

Cautionary Statement Regarding Forward-Looking Information

Various portions of this Form 10-Q, including the section Item 2. below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements appear in a number of places in this report and can be identified by words such as “estimates”, “projects”, “predicts”, “expects”, “anticipates”, “intends”, “believes”, “plans” or their negatives or additional analogous terms. Forward-looking statements include estimations and projections about the Company’s market and operations.

Be advised that forward-looking statements are not guarantees and involve risks and uncertainties. Accordingly, actual results and company performance may differ significantly from the anticipated results in such forward-looking statements. We advise you that cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. The Company assumes no obligation to revise or update any forward-looking statement based on unanticipated events, changed expectations or any other reason, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Global Security Agency Inc.
Balance Sheets
(Unaudited)

	30-June-11	31-Dec-10
	$	$
ASSETS
Current Assets
Cash	33,226	2,485
Accounts receivable	803,216	687,058
Other receivables	75,000	17,750
Prepaid expenses and deposits	2,350	425

Total Current Assets	913,792	707,718
Property and equipment, net	32,468	34,554
Other assets	587	4,576

Total Assets	946,847	746,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	237,698	78,099
Accounts payable - related parties	58,191	22,679
Accrued liabilities	82,964	46,405
Due to related party	–	70,000
Deferred revenue	–	31,348
Total Current Liabilities	378,853	248,531

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, none issued	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value 61,721,645shares (December 31, 2010 – 61,721,645 shares) issued and outstanding	617	617

Additional paid-in capital	650,807	650,807
Accumulated deficit	(83,430)	(153,107)
Total Stockholders’ Equity (Deficit)	567,994	498,317
Total Liabilities and Stockholders’ Equity (Deficit)	946,847	746,848

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Operations (Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	30-Jun-11	30-Jun-10	30-Jun-11	30-Jun-10
	$	$	$	$

Revenue
Personal protection services	123,180	135,343	237,829	135,343
Private investigation services	272,117	57,164	688,965	57,164

Total Revenue	395,297	192,507	926,794	192,507
Cost of Sales	167,261	53,892	328,846	53,892
Gross Profit	228,036	138,615	597,948	138,615

Consulting	42,500	66,310	89,800	66,310
General and administrative	38,267	16,719	96,146	23,631
Legal and accounting	36,088	267	55,889	29,022
Rent	13,275	16,068	27,050	16,068
Salaries	56,002	2,271	123,254	2,271
Salaries - officers	36,000	5,000	72,000	5,000
Selling expenses	14,932	19,410	41,809	19,410

Net Income (Loss) from Operations	(9,028)	12,570	92,000	(23,097)

Other Expenses
Foreign currency exchange loss	–	(130)	–	–
Federal income tax	3,078	–	(18,545)	–
Interest expense	(906)	(800)	(4,178)	(800)

Net Income (Loss)	(6,856)	11,640	69,677	(23,897)

Net Income (Loss) Per Common Share – Basic and Diluted	(0.00)	0.00	0.00	(0.00)

Weighted Average Number of Common Shares Outstanding
Basic	61,721,645	7,457,788	61,721,645	6,633,794
Diluted	61,721,645	7,457,788	91,743,726	6,633,794

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Cash Flows
(unaudited)

	For the Six	For the Six
	months Ended	months Ended
	30-June-11	30-June-10
	$	$
Operating Activities
Net Income (loss)	69,677	(23,897)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,409	–

Changes in operating assets and liabilities:
Accounts receivable and other receivables	(173,408)	(178,830)
Prepaid expenses and deposits	(1,500)	(6,000)
Accounts payable	195,111	38,968
Accrued liabilities	36,559	16,687
Deferred revenue	(31,348)	205
Net Cash Provided by (Used in) Operating Activities	104,500	(152,867)

Investing Activities
Purchase of property and equipment	(3,759)	–
Net Cash Provided by (Used in) Investing Activities	(3,759)	–

Financing Activities
Proceeds from long-term loan payable	–	50,000
Advances from notes payable - related parties	(70,000)	100,000
Proceeds from the sale of common stock	–	9,900

Net Cash Provided by (Used in) Financing Activities	(70,000)	159,900

Increase (Decrease) In Cash	30,741	7,033

Cash - Beginning of Period	2,485	247
Cash - End of Period	33,226	7,280
Supplemental Disclosures:
Interest paid	4,178	–
Income tax paid	18,545	–

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Notes to the Financial Statements

1. Nature of Business

The Company was incorporated in the state of Nevada on September 27, 2006 under the name Belvedere Resources Corporation. On January 15, 2010, the Company incorporated a wholly-owned subsidiary, Global Security Agency Inc. (“Global Security”). On January 25, 2010, the Company completed a merger with Global Security and assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. Global Security was incorporated entirely for the purpose of effecting the name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way. The Company’s principal business is in the security solutions and risk management services industry. The Company was formerly an exploration stage company involved in mineral exploration. During the quarter ended March 31, 2011, the Company generated significant revenues from its business operations and is no longer considered a development stage company.

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

3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will not continue to meet its obligations in the normal course of business for the next fiscal year. As of June 30, 2011, the Company has just begun to generate revenue and has accumulated losses since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Related Party Transactions

As of June 30, 2011, the Company owed the former President of the Company no money. The previous President was owed $70,000 as of December 31, 2010, which was unsecured, non-interest bearing, and due on demand. Furthermore, as of June 30, 2011, the Company owed three officers a total of $58,191 for certain trade payables paid by them on behalf of the Company.

(a)	During the six months ending June 30, 2011, the company repaid $70,000 of unsecured, non-interest bearing, on-demand loans to the former President.
(b)	As of June 30, 2011, the Company owed three officers a total of $58,191 for certain trade payables paid by them on behalf of the Company.

5.   Other receivables

The $75,000 in other receivables is pursuant to a termination of a consulting agreement with a former consultant in the current period.  The receivable is non-interest bearing, unsecured, and has no fixed repayment schedule.

6.   Subsequent Events

On July 12, 2011, the Company entered into an agreement to perform work on various contracts awarded to a certified federal contractor.  In consideration, the Company will acquire a 49% stake in the certified federal contractor and provide $12,000 per month in operating capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Business

Global Security Agency Inc. creates, manages and implements security solutions and risk management services for corporations, individuals and other entities. We offer a broad range of services, including overall security assessments, defense and tactical training, crisis management, protection, support and intelligence. The Company currently operates in the State of Texas and in Amman, Jordan, and it is our plan to operate on a larger, more international scale.

We specialize in the analysis of security planning, including risk assessment and crisis management. Our business operates through a network of consultants, whom are experts in the field of crisis management with significant government, military, foreign services and private industry experience, and are located around the world. Our consultants are experienced in all aspects of the services we provide. Please see our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC, for more information.

The risks involved in operating domestically and internationally have increased significantly for companies and other organizations over the years. Risk mitigation has become an increasingly important concern for these companies and other organizations, particularly in high-threat environments. Additionally, security concerns for wealthy individuals has increased in countries across the globe. Our operations aim to protect our clients’ personnel, property and other valuable assets. Security threats can arise in a variety of forms and we assist companies, organizations, wealthy individuals or others with addressing potential threats. The services rendered by the Company include general risk assessment, security training programs, crisis management protective services and support services.

In January 2010, the Company and its management abandoned its prior business model of exploring for mineralization. To that end, the Company positioned its focus on the security solutions and risk management services industry. During the first quarter of 2010, we initiated a reorganization of the Company by (i) entering into an agreement with our sole director and officer at the time, Shawn Englmann, pursuant to which we issued options to acquire 450,000 shares of our common stock to Mr. Englmann and he agreed to resign as the director and officer of our company, (ii) we issued shares of our common stock to our current Secretary and board member, Rock Rutherford, that resulted in a change of control of our company; and (iii) we effectuated our name from Belvedere Resources Corporation to Global Security Agency Inc. In April 2010, new directors and officers were appointed and Mr. Englmann resigned his positions with the Company. We subsequently entered into agreements to provide security solution and risk management services to certain companies.

In May 2010, we completed a reverse split of our common stock on a 1-for-10 basis, reducing the number of outstanding shares of our common stock to 6,600,645 shares.  Subsequently, in June 2010, we issued 39,000,000 shares of common stock at a price of $0.0001 per share, thereby increasing the number of outstanding shares of our common stock to 45,600,645 shares.

In August 2010, Thomas Johnson voluntarily resigned as a director and the President of our company and we appointed Ronald Relf as a director and the President of our company in place of Mr. Johnson. In addition, in August 2010, we converted $195,000 in debt owed by us to four lenders into shares of the Company’s common stock at a price of $0.01 per share and issued 19,500,000 shares to said lenders.

Liquidity

As of June 30, 2011, we had cash of $33,226, total assets of $946,847, total liabilities of $378,853, working capital of $534,938 and an accumulated deficit of $83,430.

For the six months ended June 30, 2011, operating activities provided cash of $104,500, compared to expending cash of $152,867 in the prior six-month period. Accounts receivable used cash of $173,408 in the current period, compared to $178,830 in the prior period. An increase in accounts payable provided cash of $195,111 in the current period, compared to providing cash of $38,968 in the prior period. In the current period, an increase in accrued liabilities provided cash of $36,559, while an increase in deferred revenues used cash of $31,348.

For the six months ended June 30, 2011, investing activities related to the purchase of property and equipment used cash of $3,759, compared to providing no cash in the prior six-month period. During the six months ended June 30, 2011, financing activities used cash of $70,000 due to the repayment of a loan from our former director and officer. During the six months ended June 30, 2010, we received $159,900 from financing activities primarily from the sale of our common stock.

The Company is dependent on equity financing and proceeds generated from related parties to finance our operations. We currently expect to enhance and expand our operations by cultivating our security solutions and risk management services. We intend to raise our capital requirements for the next 12 months from our operations, private placements, loans from related parties or public offerings (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising sufficient funds through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any person or entity to provide financing. There is no assurance that any financing or additional funding will be available to us or if available, on terms that will be acceptable to us.

Although we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations, as we do not have tangible assets to secure any such financing. We anticipate any additional funding will be in the form of equity financing from the sale of our common stock. However, we currently do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations.

Our financial statements for the three months ended June 30, 2011 have been prepared on a going concern basis and Note 3 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have earned losses since our inception, and rely upon the sale of our common stock and loans from related and other parties to fund our operations. It is possible that no material revenues will be generated by the Company, and if we are unable to raise equity or secure alternative financing, we may not be able to pursue our operational plans and our business may fail.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2011 should be read in conjunction with our interim financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Results of Operations for Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

1. Revenues

We generated revenues of $926,794 in the six months ended June 30, 2011, compared to $192,507 in the six months ended June 30, 2010, from personal protection and private investigation services, due to operations. Our cost of sales, primarily related to engaging consultants when providing our services, was $328,846 in the six months ended June 30, 2011, compared to $53,892 in the prior period. Moreover, our gross profit in the six months ended June 30, 2011 was $597,948, contrasted with $138,615 in the six months ended June 30, 2010.

2. Expenses

For the six months ended June 30, 2011, we incurred total operating expenses due to increased operations of $505,948, compared to $161,712 in the prior six-month period. Fees paid to consultants increased to $89,800 in the current period from $66,310 in the prior period. General and administrative expenses related to our operations increased from $23,631 to $96,146 between said periods, and legal and accounting expenses increased from $ 29,022 to $55,889. Salaries paid to employees and to our officers increased to $123,254 and $72,000, respectively, in the current period from $2,271 and $5,000, respectively, in the prior period. Additionally, our selling expenses increased to $41,809 in the current six-month period from $19,410 in the prior six-month period. We generated operating income of $73,856 in the six months ended June 30, 2011, compared to an operating loss of $23,097 in the six months ended June 30, 2010.

3. Net Income

For the six months ended June 30, 2011, we generated net operating income of $69,677, compared to a net loss of $23,897 for the six months ended June 30, 2010.

Results of Operations for Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

1. Revenues

Due to increased personal protection and private investigation services, we generated revenues of $395,297 in the three months ended June 30, 2011, compared to $192,507 in the quarter ended June 30, 2010. Our cost of sales, related primarily to engaging consultants in providing our services, was $167,261 in the three months ended June 30, 2011, compared to $53,892 in the prior period. Our gross profit in the quarter ended June 30, 2011 was $228,036, compared to $138,615 in the three months ended June 30, 2010.

2. Expenses

For the three months ended June 30, 2011, we incurred total operating expenses of $237,064 due to increased operations, compared to $126,045 in the prior period. Fees paid to consultants decreased to $42,500 in the current period from $66,310 in the previous period. General and administrative expenses related to our operations increased to $38,267 in the current period from $16,719 in the prior period. Legal and accounting expenses increased to $36,088 in the three months ended June 30, 2011 from $267 in the prior period, and salaries paid to employees and to our officers increased to $56,002 and $36,000, respectively, in the current period from $2,271 and $5,000, respectively, in the prior period. Our selling expenses increased to $14,932 in the current period from $19,410 in the prior period. We generated an operating loss of $9,028 in the three months ended June 30, 2011, compared to operating income of $12,570 in the prior period.

3. Net Income (Loss)

For the three months ended June 30, 2011, our net loss was $6,856, compared to net income of $11,640 for the three months ended June 30, 2010.

Off-Balance Sheet Arrangements

As of June 30, 2011, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

All of our operations and services produce some degree of market risk. There have been no material changes in our market risk as of our latest fiscal year ended December 31, 2010. For more information, please see Item 7A in our Form 10-K for the year ended December 31, 2010, on file with the Securities and Exchange Commission (“SEC”), for our latest “Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that the information we disclose in our filings with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management concluded that these deficiencies primarily result from a lack of personnel, whereby the Company employs insufficient staff to carry out ongoing monitoring responsibilities and internal control. Given our personnel shortage, it is possible for management to override existing controls.

In light of said monitoring and control deficiencies, our management concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management is currently evaluating remediation plans for the abovementioned deficiencies and plans to enhance our risk assessment, internal control design and documentation, and implement other procedures in the internal control function.

Other than as described above, during the three months ended June 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

The following sets forth an updated description of the business experience of our directors and officers:

Larry Lunger (USA) – Age 62 - Chief Executive Officer since April 8, 2010

Larry Lunger, PhD, United States Army and US Army Lt. Colonel (Now Retired), BPG, 1st BDE, 75th DIV (E).  Colonel Lunger served in the United States Army for over 20 years where he was responsible for, among other things, coordination, integration, and synchronization of staff sections to ensure successful mission accomplishment; provided technical support and battle simulations training requirements for projected, automated battle staff training exercises; assisted in defining civilian support contract requirements for the BPG; ensured that all staff sections were in consonance with the Commander’s intent and were adequately planned, coordinated, and communicated; and monitored and supervised the command inspection program and coordinated unit compliance activities.

Colonel Lunger was a Manager with DMC-CC, a company located in Baton Rouge, Louisiana, from December 2009 to February 2010. Prior to that, he was President of Netherlocks USA, an oilfield specialty company located in Houston, Texas, from April 2007 to August 2008. Mr. Lunger has an MBA and Ph.D. in Industrial Technology from Lorenze University.

Ronald Reif (USA) - Age 57 - President and a Director since August 10, 2010

Mr. Reif has over 35 years of experience in high-risk security and protective operations, including eight years in the United States Navy Special Warfare Community as an operator in its Underwater Demolition Team and as a SEAL Team member. Mr. Reif has been engaged with, among other things, Maritime Counter-terrorism, Direct Action and Mobile Training Teams, Threat Vulnerability Assessments and Harbor and Port Security Programs. Mr. Reif also served as a Police Officer with the Denver, Colorado Police Department for 15 years, including as a SWAT Team Leader, Criminal Investigator and Hostage Negotiator. Mr. Reif has received a number of awards from the Denver Police Department during his service, including a Medal of Honor.

John D. Kuykendall (USA) - Age 70 - Chief Financial Officer and a Director since April 8, 2010

Mr. Kuykendall has a B.B.A. degree from Southern Methodist University and is licensed as a Certified Public Accountant in the State of Texas.  Since 1986, he has acted as the principal of John D. Kuykendall, CPA, LLC and has been practicing as a Certified Public Accountant for the last twenty years. Earlier in his career, he was the part owner and Chief Financial Officer of Home Furniture Company, a large retail furniture chain in the Southwest United States.

Rock Rutherford (USA) – Age 65 - Secretary and a Director since April 8, 2010

Mr. Rutherford has been an international trader and business consultant specializing in the Asian and middle-east market since 1983. He has lived and conducted business in Asia for more than thirty years and was involved in the first trade fair held in Beijing through the offices of the United Nations in 1985. Mr. Rutherford is currently an advisor to the World Import/Export Bank for the development of American manufacturing and export of American made products into China. He also works with the U.S. State Department in developing American presence with the commerce sections of the U.S. Embassies in main land China.

From 1993 to 2001, Mr. Rutherford was the Chief Executive Officer and Managing Director of CPR Ltd. and was responsible for all of its security, mining and commodities operations in the Asian and East African markets.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings and are not aware of any legal proceedings that have been threatened against us. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or shareholders are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding 5% of the total assets of the Company.

Item 6. Exhibits

Number	Description
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2
Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Security Agency Inc.

Date: August 8, 2011	By:	/s/ Larry E. Lunger
Larry E. Lunger
Chief Executive Officer