Form 10-Q
period 2011-09-30
Global Security Agency Inc.
filed 2011-11-14
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 10, 2011, there were 61,721,645 shares of common stock of the registrant outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

GLOBAL SECURITY AGENCY INC.
INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

Global Security Agency Inc.
Balance Sheets
(unaudited)

	30-Sep-11 $	31-Dec-10 $
ASSETS
Current Assets
Cash	16,952	2,485
Accounts receivable	635,601	687,058
Other receivables	96,412	17,750
Prepaid expenses and deposits	2,350	425

Total Current Assets	751,315	707,718
Accounts receivable – long-term	266,038	-
Property and equipment, net	30,257	34,554
Other assets	–	4,576

Total Assets	1,047,610	746,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	145,786	78,099
Accounts payable - related parties	139,766	22,679
Accrued liabilities	126,908	46,405
Income taxes payable	58,963	-
Due to related party	–	70,000
Deferred revenue	–	31,348
Total Current Liabilities	471,423	248,531

Stockholders’ Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, none issued	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value 61,721,645 shares (December 31, 2010 – 61,721,645 shares) issued and outstanding	617	617

Additional paid-in capital	650,807	650,807
Accumulated deficit	(75,237)	(153,107)
Total Stockholders’ Equity	576,187	498,317
Total Liabilities and Stockholders’ Equity	1,047,610	746,848

(The accompanying notes are an integral part of these financial statements)

Global Security Agency Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended 30-Sep-11 $	For the Three Months Ended 30-Sep-10 $	For the Nine Months Ended 30-Sep-11 $	For the Nine Months Ended 30-Sep-10 $
Revenue
Personal protection services	196,115	137,325	433,944	272,668
Private investigation services	188,952	154,030	877,917	211,194

Total Revenue	385,067	291,355	1,311,861	483,862
Cost of Sales	169,593	107,363	498,439	187,255
Gross Profit	215,474	183,992	813,422	296,607

Consulting	-	6,150	89,800	46,460
General and administrative	19,803	16,208	115,552	37,734
Legal and accounting	34,791	24,643	90,680	53,665
Rent	14,025	16,015	41,075	31,015
Salaries	41,160	20,851	164,414	22,393
Salaries - officers	36,000	31,000	108,000	36,000
Selling expenses	19,681	22,600	61,489	45,959

Net Income (Loss) from Operations	50,014	46,525	142,412	23,381

Other Expenses
Interest expense	(1,296)	(5,755)	(5,474)	(6,555)
Net Income (Loss) before Income Taxes	48,718	40,770	136,938	16,826
Federal income tax expense	(40,523)	-	(59,068)	-

Net Income (Loss)	8,195	40,770	77,870	16,826

Net Income (Loss) Per Common Share – Basic and Diluted	0.00	0.00	0.00	0.00

Weighted Average Number of Common Shares Outstanding
Basic	61,721,645	52,090,862	61,721,645	21,952,660
Diluted	61,721,645	52,400,631	61,721,645	22,252,106

(The accompanying notes are an integral part of these financial statements)

Global Security Agency Inc.
Statements of Cash Flows
(unaudited)

	For the Nine months Ended 30-Sep-11 $	For the Nine months Ended 30-Sep-10 $
Operating Activities
Net Income (loss)	77,870	16,826

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,808	1,196
Common stock issued for services	–	5,000
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(293,243)	(424,891)
Prepaid expenses and deposits	(1,500)	(850)
Accounts payable	243,736	83,410
Accrued liabilities	80,503	29,292
Deferred revenue	(31,348)	205
Net Cash Provided by (Used in) Operating Activities	88,826	(289,812)

Investing Activities
Purchase of Licenses	–	(7,500)
Purchase of property and equipment	(4,359)	(29,877)
Net Cash Provided by (Used in) Investing Activities	(4,359)	(37,377)

Financing Activities
Proceeds from long-term loan payable	–	50,000
Advances from notes payable - related parties	(70,000)	100,000
Proceeds from the sale of common stock	–	240,400

Net Cash Provided by Financing Activities	(70,000)	390,400

Increase (Decrease) In Cash	14,467	63,211

Cash - Beginning of Period	2,485	247
Cash - End of Period	16,952	63,458
Supplemental Disclosures:
Interest paid	10,087	–
Income tax paid	-	–

(The accompanying notes are an integral part of these financial statements)

Global Security Agency, Inc.
Notes to the Financial Statements

1. Nature of Business

The Company was incorporated in Nevada on September 27, 2006 under the name Belvedere Resources Corporation. On January 15, 2010, the Company incorporated a wholly-owned subsidiary, Global Security Agency Inc. (“Global Security” or the “Company”). On January 25, 2010, the Company completed a merger with Global Security and assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. Global Security was incorporated entirely for the purpose of effecting the name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way. The Company’s principal business is in the security solutions and risk management services industry. The Company was formerly an exploration stage company involved in mineral exploration.

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

3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will not continue to meet its obligations in the normal course of business for the next fiscal year. As of September 30, 2011, the Company has only generated small net income and cash flows from operations. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Related Party Transactions

(a)	During the nine months ending September 30, 2011, the company repaid $70,000 of unsecured, non-interest bearing, on-demand loans to the former President.
(b)	As of September 30, 2011, the Company owed three officers a total of $139,767 for certain trade payables paid by them on behalf of the Company.

5.   Other Receivables

$75,000 of other receivables is pursuant to a termination of a consulting agreement with a former consultant in the nine months ended September 30, 2011.  The receivable is non-interest bearing, unsecured, and has no fixed repayment schedule.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

As used in this quarterly report: (i) the terms "we", "us", "our", and the “Company" mean Global Security Agency Inc., and (ii) all dollar amounts in this quarterly report refer to U.S. dollars unless otherwise indicated.

Cautionary Statement Regarding Forward-Looking Information

The statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our markets and the demand for our services.

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

Our Business

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

See our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC for more information.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2011 should be read in conjunction with our interim financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

We generated revenues of $1,311,861 in the nine months ended September 30, 2011, compared to $483,862 in the nine months ended September 30, 2010, from personal protection and private investigation services, due to increased operations.  Our cost of sales in the nine months ended September 30, 2011 was $498,439, compared to $187,255 in the prior period, and related primarily to consultants engaged to provide our services.  Our gross profit in the nine months ended September 30, 2011 was $813,422, compared to $296,607 in the nine months ended September 30, 2010.

Expenses

For the nine months ended September 30, 2011, we incurred total operating expenses of $671,010, compared to $273,226 in the prior period, due to increased operations. Fees paid to consultants increased to $89,800 in the current period from $46,460 in the prior period.  General and administrative expenses related to our operations increased to $115,552 in the current period from $37,734 in the prior period.  Legal and accounting expenses increased to $90,680 in the nine months ended September 30, 2011 from $53,665 in the prior period.  Salaries paid to employees and to our officers increased to $164,414 and $108,000, respectively, in the current period from $22,393 and $36,000, respectively, in the prior period. Our selling expenses increased to $61,489 in the current period from $45,959 in the prior period.

We generated operating income of $142,412 in the nine months ended September 30, 2011, compared to $23,379 in the prior period, resulting in increased federal income tax expense.

Net Income

For the nine months ended September 30, 2011, we generated net income of $77,870, compared to $16,826 for the nine months ended September 30, 2010.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

We generated revenues of $385,067 in the three months ended September 30, 2011, compared to $291,355 in the three months ended September 30, 2010, from personal protection and private investigation services, due to increased operations.  Our cost of sales in the three months ended September 30, 2011 was $169,593, compared to $107,363 in the prior period, and related primarily to consultants engaged to provide our services.  Our gross profit in the three months ended September 30, 2011 was $215,474, compared to $183,992 in the three months ended September 30, 2010.

Expenses

For the three months ended September 30, 2011, we incurred total operating expenses of $165,460, compared to $137,467 in the prior period, due to increased operations.  During the current period, an agreement with a consultant was terminated by mutual consent resulting in fees paid to consultants of $0 in the current period, compared to fees to consultants of $6,150 in the prior period.  General and administrative expenses related to our operations increased to $19,803 in the current period from $16,208 in the prior period.  Legal and accounting expenses increased to $34,791 in the three months ended September 30, 2011 from $24,643 in the prior period.  Salaries paid to employees and to our officers increased to $41,160 and $36,000, respectively, in the current period from $20,851 and $31,000, respectively, in the prior period. Our selling expenses decreased to $19,681 in the current period from $22,600 in the prior period due to reduced promotional activities.

We generated operating income of $50,014 in the three months ended September 30, 2011, compared to operating income of $46,525 in the prior period, resulting in increased federal income tax expense.

Net Income

For the three months ended September 30, 2011, our net income was $8,195, compared to net income of $40,770 for the three months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had cash of $16,952, total assets of $1,047,610, total liabilities of $471,423, working capital of $279,892 and an accumulated deficit of $75,237.

For the nine months ended September 30, 2011, operating activities provided cash of $88,826, compared to using cash of $289,812 in the prior period.  An increase in accounts receivable and other receivables used cash of $293,243 in the current period, compared to $424,891 in the prior period.  An increase in accounts payable provided cash of $243,736 in the current period, compared to $83,410 in the prior period. An increase in accrued liabilities provided cash of $80,503 in the current period, compared to providing cash of $29,292 in the prior period.

For the nine months ended September 30, 2011, investing activities used cash of $4,359, compared to $37,377 in the prior period, related primarily to the purchase of property and equipment.

During the nine months ended September 30, 2011, financing activities used cash of $70,000 due to the repayment of a loan from our former director and officer. During the nine months ended September 30, 2010, we received $390,400 from financing activities primarily from the sale of our common stock and loans.

We are dependent on equity financing and proceeds from related parties to fund our operations.  Over the next 12 months, we plan to pursue and expand our current business of providing security solutions and risk management services to our clients, and expect that we will require additional funds of approximately $1.5 million to proceed with our business plan.  However, this estimate may change significantly depending on the level of our business activities.  If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back plan based on our available financial resources.  There can be no assurance that we will be successful in our current business.

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

Going Concern

Our financial statements for the period ended September 30, 2011 have been prepared on a going concern basis and Note 3 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have only started generating revenues and rely upon the sale of our common stock and sustained profitable operations.  We may not generate any material revenues, and if we are unable to raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to the following deficiencies:

1.	Management override of existing controls is possible given our small size and lack of personnel; and

2.	We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

In light of the existence of these control deficiencies, our management concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Management is currently evaluating remediation plans for the above control deficiencies. Management plans to enhance our risk assessment, internal control design and documentation and implement other procedures in the internal control function.

Changes in Internal Control

Other than as described above, during the three months ended September 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date: November 10, 2011	GLOBAL SECURITY AGENCY INC.

By: /s/ Larry E. Lunger
Larry E. Lunger
Chief Executive Officer