Form 10-K
period 2011-12-31
Global Security Agency Inc.
filed 2012-04-05
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 000-53184

Global Security Agency Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0516432
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

12818 Hwy # 105 West, Suite 2-G
Conroe, TX  77304
(Address of principal executive offices)

(818) 281-1618
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   Accelerated filer   Non-accelerated filer   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☑

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of such date, was $6,540,515.

As of April 4, 2012, the registrant’s outstanding common stock consisted of 66,221,645 shares.

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

These forward-looking statements include, but are not limited to, the following:

•
statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our financial statements, concerning our results of operations, financial condition and our ability to finance our business;

•	statements contained in “Business” concerning our operations and compliance with law; and
•	statements throughout concerning our legal structure, the regulation of our business and the markets for our common stock.

Factors that could cause actual results to differ materially include, but are not limited to the following:

•	our anticipated strategies for growth;
•	our ability to manage our planned growth;
•	our need for additional capital to expand our operations;
•	our dependence on key personnel;
•	our ability to compete effectively with competitors that have greater financial, marketing and other resources; and
•	risks related to government regulations and approvals.

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

This annual report includes our audited financial statements as at and for the years ended December 31, 2011 and 2010. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

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

On January 12, 2010, we also entered into a reorganization agreement with our sole director and officer at the time, Shawn Englmann, pursuant to which Mr. Englmann was subsequently repaid all amounts owed to him.  The material terms of the Agreement were as follows:

•	Mr. Englmann agreed not to sell or transfer more than 10,000 shares of our stock on any given day through a brokered transaction;
•
we granted Mr. Englmann an option to purchase 450,000 shares of our common stock at a price of $0.00001 per share exercisable for a period of six months from the date of the Agreement.  We agreed that the number of shares of our common stock available for issuance under this option shall remain the same regardless of any consolidation of our stock;

•	we agreed to register a maximum of 450,000 shares of our common stock held by Mr. Englmann for re-sale with the US Securities and Exchange Commission within six months of the date of the Agreement;
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

On January 25, 2010, we completed a name change from Belvedere Resources Corporation to Global Security Agency Inc.

On April 8, 2010, three new directors were appointed and Shawn Englmann resigned as our director and officer.  On that date, our directors appointed four new officers and we entered into management agreements with each of them, and commenced operations.

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

Since commencement of operations in April 2010, we have entered into a number of agreements for the provision of our services and are in the process of negotiating other agreements and developing our business as further described below.

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

We currently have a number of contracts in place with high net worth individuals. Our contracts currently range from providing security services to private investigations to personal security details, and generally range from 30 days to one year although some are longer, and generally can only be earlier terminated for cause. We expect to have significantly more contracts over the next twelve months, however, there can be no assurance we will obtain these contracts.

In March 2012 we entered into a strategic alliance with DACC Associates, Inc. (“DACC”) pursuant to which we will become the primary contractor that DACC will recommend to its clientele. DACC’s staff has over 25 years of high-level experience in security administration worldwide. DACC’s history of success includes domestic and international work with numerous US government entities such as the United States Agency for International Development; the White House and Executive Office of the President; the Department of Homeland Security; the Department of Defense; the Department of Health and Human Services; and the Transportation Security Administration. In addition to direct support to US federal entities, all staff has worked extensively with non-US governments, United Nations entities, and private corporations. DACC Associates is a preferred supplier for security and materials to UN agencies worldwide with an extensive network.

We are currently negotiating a multi phase contract with an international government and also expect to enter into agreements to provide protection services to certain corporations, cruise lines and a yachting club. However, there can be no assurance that we will enter into these agreements.

In July 2011, we acquired a 49% interest in Central Intelligence Design Inc. (“CID”), which qualified as a priority vendor with the Department of Defense, Department of Justice and Homeland Security and was actively seeking security contracts to be serviced by us. In March 2012, the principal of CID passed away and CID no longer has the required status as a priority vendor under the agreement, and we do not expect to obtain any business under this agreement going forward. CID is a company that holds no assets and no liabilities.

We operate our business through a network of consultants.  Our consultants are experts in the field of crisis management with significant government, military, foreign services and private industry experience, and are located around the world.  Our consultants are experienced in all aspects of the services we provide.

We also operate a facility in North Zulch, Texas that serves as a tactical training center for Swat Teams, Sky Marshals, Federal agencies, our agents and operatives and law enforcement, among others.  We provide training in, among other things, shooting, sniper shooting, hand-to-hand combat, knives, ambushes, tactical raids, medical trauma and defensive tactics.

In the second quarter of 2012, we plan to establish the Global Services Academy, a learning institution based in Conroe, Texas designed to service and train agents, contractors and other individuals in a wide range of safety security practices, including Private Investigations, Armed Details, Personal Executive Protection, Human Resource requirements, safety special training in welding, pipefitting, fire and chemical hazards, travel planning, computer forensics, and other security related practices and protocols that the Occupational Safety and Health Administration (“OSHA”) requires. We expect formal approval for the academy from the State of Texas in the next 60 days. However, there can be no assurance that such formal approval will be received or that the academy will be launched.

Our plan of operations over the next 12 months is to develop our business domestically and internationally, and continue to develop our academy and build additional more advanced training facilities. We anticipate we will require approximately $5 million to pursue our plans over the next 12 months. We plan to obtain the necessary funds from cash flow from operations, and equity or debt financings, if necessary. However, there can be no assurance that we will be able to obtain any required additional financing. If we are not able to obtain any required financing, we may be required to scale back our expansion plans or eliminate them altogether.

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

Our Consultants

We operate through a network of consultants, engaged as independent contractors, a common industry practice. Our consultants are experts in the field of crisis management with significant government, military, foreign services and private industry experience, for example former Navy Seals, Army Delta Force, Marine Corps, Naval Operations Special Units, FBI agents, CIA field agents, Secret Service, military snipers, former law enforcement and specially trained personnel. Our consultants that are snipers are required to attend a boot camp at our training facility, which includes classroom training, and are required to attend a four day class every twelve weeks. Our consultants are generally independent contractors and we generally pay our consultants by the hour plus bonuses in certain circumstances.

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

Private Investigations

We provide private investigation services to individuals, corporations and other organizations with respect to a range of matters, including divorce and custody matters, corporate fraud, insurance fraud, litigation, personal threats and other related matters. Our services include surveillance, public searches, interviews, computer searches and specialized services. Our consultants are trained in a variety of investigative methods to support the needs of clients.

Risk Assessments

We provide security assessments and planning services to clients to find the strengths and weaknesses of security processes before a crisis occurs, including with respect to building projects, industrial and chemical plants, corporate facilities, shipping and private residences. Our consultants are experienced in developing and implementing field-tested procedures for assessing and reducing risk.

We provide a systematic review of a facility's premises, operating systems and procedures, and identify potential vulnerabilities.  Our surveys are based on the needs of the client and vary by location, type of business, employee access, culture and threat potential.  We evaluate threats and recommend effective countermeasures, based on our threat assessments, adversary scenario development and adversary mission analysis.  Our security assessments may include an evaluation of security staff, standard procedures for issuing, verifying and controlling ID badges, communications capabilities, emergency action plans, command centers and event security training. We provide clients with reports documenting the efficiency of security measures and recommend cost-effective solutions for mitigating and eliminating risks.  We also provide recommendations for establishing a comprehensive security plan and work with clients to implement the plan if needed.

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

Security Training Programs

We assist in developing comprehensive training programs for our clients to address security threats to them.  We train clients to implement preventive security measures, recognize security threats, reaction if confronted with danger and act once a crisis has occurred. Our pre-incident training services include country briefings, table-top exercises, customized simulations and evasive driver training and firearms training.

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

Malicious Product Tampering

Customer loyalty, brand integrity, corporate reputation and business continuity may be at risk when an organization experiences product tampering. Our consultants help companies ensure consumer protection by teaching them how to respond to an incident with the least amount of commercial damage to the organization. We help clients prepare for the unexpected, reduce potential harm to personnel, minimize litigation and protect the reputations of their organizations. We also assist with investigations through incident containment, information collection, asset tracking and product safeguard recommendations.

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

Intelligence

We provide individuals and corporate clients with due diligence investigations specifically designed to offer an accurate assessment of statements and claims made during negotiations for organizations with interests in developing markets. We provide reliable, factual intelligence and background information about key business parameters so that clients can make informed business decisions.

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

Our Academy

In the second quarter of 2012, we plan to establish the Global Services Academy, a learning institution based in Conroe, Texas designed to service and train agents, contractors and other individuals in a wide range of security solutions practices, including Private Investigations, Armed Details, Personal Executive Protection, Human Resource requirements, safety special training in welding, pipefitting, fire and chemical hazards, travel planning, computer forensics, and other security related practices and protocols.

In particular, the Academy would establish a first of its kind 12 week program in training for a “Safety Security Specialist” designation. A Safety Security Specialist would be certified in occupational safety, health and other related safety and operational concerns of OSHA, including all avenues concerning safety and security, from company investigations, vetting vendors and employees, security, hazardous waste and human resource safety training, and consulting with all personnel as to their fulfillment of OSHA requirements. This is a unique designation created to meet the demand seen by the Company for specialists in business operational safety, particularly given a recent ruling by the courts.

We expect formal approval for the academy from the State of Texas in the next 60 days. However, there can be no assurance that such formal approval will be received or that the academy will be launched.

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

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive office is located at 12818 Hwy # 105 West, Suite 2-G, Conroe, TX 77304. This office is approximately 2,000 square feet and also contains a pistol shooting range, for which we pay rent of $1,175 per month. The lease for this office expires June 30, 2012, unless extended.

We also have an office located at 100 Lido Circle, Suite C-1, Lakeway, TX 78734. This office is provided to us by our Chief Financial Officer, for which we pay rent of $750 per month. In addition, have an office located at 238 Lakeview Circle, Montgomery, TX 77356. This office is provided to us by our Secretary, for which we pay rent of $750 per month

In October 2010, we rented a facility at 5732 FM 1732, North Zulch, Texas, 77872. The facility serves as a tactical training center for Swat Teams, Sky Marshals, our agents and operatives and law enforcement. The facility is 219 acres and contains repelling towers, a 360 degree automatic shooting range, a 1,500 yard sniper school, and two training schools/houses of approximately 10,000 square feet. We pay approximately $2,000 per month for the facility based on useage.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any legal proceedings (i) to which we are a party or (iii) of which our property is the subject. To our knowledge, none of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us. In 2010, we issued 4,500,000 shares to an investor pursuant to the settlement of indebtedness, which shares were thought to have been subsequently cancelled. The Company is disputing the validity of the payments claimed to have been made by the investor on behalf of the Company in connection with the debt settlement and plans to bring an action in that regard.

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

The following table shows for the periods presented the high and low bid quotations for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On April 3, 2012, the closing price for our shares was $0.06 per share.

OTC Bulletin Board
Quarter Ended	High ($)	Low ($)
December 31, 2011	0.45	0.02
September 30, 2011	0.27	0.05
June 30, 2011	1.05	0.17
March 31, 2011	1.00	0.51
December 31, 2010	2.25	0.10
September 30, 2010	2.25	1.01
June 30, 2010	2.50	0.10
March 31, 2010	-	-
Holders

As of April 4, 2012, there were approximately 115 holders of record of our common stock.

Dividends

As of April 4, 2012, we had not paid dividends on our shares of common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future.  We intend to retain earnings, if any, to finance the development and expansion of our business.  Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of April 4, 2012, we did not have any equity compensation plans.  We had granted options to acquire up to 450,000 shares of our common stock to our former director and officer exercisable at a price of $0.00001 per share which were exercised in January 2011.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2011, we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our audited financial statements as at and for the years ended December 31, 2011 and 2010, and notes thereto, as well as the section entitled “Business”, included elsewhere in this annual report. These financial statements have been prepared in accordance with US GAAP, and all dollar amounts set out in these financial statements are presented in United States dollars.

We acquired the Company in January 2010 but did not commence actual operations until April 2010. Accordingly, the financial information presented below for the year ended December 31, 2010 includes only nine months of actual operations compared to a full 12 month of operations for the year ended December 31, 2011.

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

We currently have a number of contracts in place with high net worth individuals. Our contracts currently range from providing security services to private investigations to personal security details, and generally range from 30 days to one year although some are longer, and generally can only be earlier terminated for cause. We expect to have significantly more contracts over the next twelve months, however, there can be no assurance we will obtain these contracts.

In March 2012 we entered into a strategic alliance with DACC Associates, Inc. pursuant to which we will become the primary contractor that DACC will recommend to its clientele. DACC’s staff has over 25 years of high-level experience in security administration worldwide. DACC’s history of success includes domestic and international work with numerous US government entities such as the United States Agency for International Development; the White House and Executive Office of the President; the Department of Homeland Security; the Department of Defense; the Department of Health and Human Services; and the Transportation Security Administration. In addition to direct support to US federal entities, all staff has worked extensively with non-US governments, United Nations entities, and private corporations. DACC Associates is a preferred supplier for security and materials to UN agencies worldwide with an extensive network.

We are currently negotiating a multi phase contract with an international government and also expect to enter into agreements to provide protection services to certain corporations, cruise lines and a yachting club. However, there can be no assurance that we will enter into these agreements.

In July 2011, we acquired a 49% interest in Central Intelligence Design Inc., which qualified as a priority vendor with the Department of Defense, Department of Justice and Homeland Security and was actively seeking security contracts to be serviced by us. In March 2012, the principal of CID passed away and CID no longer has the required status as a priority vendor under the agreement, and we do not expect to obtain any business under this agreement going forward. CID is a company that holds no assets and no liabilities.

We operate our business through a network of consultants.  Our consultants are experts in the field of crisis management with significant government, military, foreign services and private industry experience, and are located around the world.  Our consultants are experienced in all aspects of the services we provide.

We also operate a facility in North Zulch, Texas that serves as a tactical training center for Swat Teams, Sky Marshals, Federal agencies, our agents and operatives and law enforcement, among others.  We provide training in, among other things, shooting, sniper shooting, hand-to-hand combat, knives, ambushes, tactical raids, medical trauma and defensive tactics.

In the second quarter of 2012, we plan to establish the Global Services Academy, a learning institution based in Conroe, Texas designed to service and train agents, contractors and other individuals in a wide range of safety security practices, including Private Investigations, Armed Details, Personal Executive Protection, Human Resource requirements, safety special training in welding, pipefitting, fire and chemical hazards, travel planning, computer forensics, and other security related practices and protocols that the Occupational Safety and Health Administration ) requires. We expect formal approval for the academy from the State of Texas in the next 60 days. However, there can be no assurance that such formal approval will be received or that the academy will be launched.

Our plan of operations over the next 12 months is to develop our business domestically and internationally, and continue to develop our academy and build additional more advanced training facilities. We anticipate we will require approximately $5 million to pursue our plans over the next 12 months. We plan to obtain the necessary funds from cash flow from operations, and equity or debt financings, if necessary. However, there can be no assurance that we will be able to obtain any required additional financing. If we are not able to obtain any required financing, we may be required to scale back our expansion plans or eliminate them altogether.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

We generated revenues of $1,768,321 in the year ended December 31, 2011, compared to $902,262 in the year ended December 31, 2010, from personal protection and private investigation services. In the year ended December 31, 2011, we paid $714,851 to our consultants for services, compared to $364,885 in the year ended December 31, 2010.

Expenses

Our operating expenses for the year ended December 31, 2011 increased from the prior year generally due to an increase in our operations. For the year ended December 31, 2011, we incurred total operating expenses of $967,787, compared to $497,609 in the year ended December 31, 2010, comprised of consulting fees, general and administrative expenses, legal and accounting fees, consulting fees, salaries, rent and selling expenses.  Consulting fees in the year ended December 31, 2011 increased to $144,650 from $62,960 in the year ended December 31, 2010, and general and administrative expenses in the year ended December 31, 2011 increased to $154,566 from $100,554 in the year ended December 31, 2010, due to increased operations.  Legal and accounting fees increased to $133,642 in the current year from $80,472 in the prior year due to an increase in expenses related to regulatory filings. Salaries to employees increased to $240,488 in the current year from $74,645 in the prior year, and salaries to officers increased to $108,000 in the current year from $72,000 in the prior year, due to the full operational period in 2011. In addition, selling expenses increased to $121,131 in the year ended December 31, 2011 from $70,188 in the prior year due to increased operations. We incurred interest expenses of $22,333 in 2011, compared to $12,006 in 2010, due to increased borrowings.

Net Income (Loss)

For the year ended December 31, 2011, we generated net income of $45,948 compared to $27,779 for the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $27,242, total assets of $1,044,617, total liabilities of $500,352, working capital of $515,847, and an accumulated deficit of $107,159.

For the year ended December 31, 2011, operating activities provided cash of $160,098, compared to using cash of $441,488 for the year ended December 31, 2010. An increase in accounts receivable and other receivables used cash of $212,974 in 2011, compared to $702,830 in 2010. An increase in accounts payable provided cash of $152,678 in 2011, compared to $115,404 in 2010, an increase of accounts payable to related parties provided cash of $144,384 in 2011 compared to $22,679 in 2010, and an increase in accrued liabilities provided cash of $47,090 in 2011, compared to $53,309 in 2010.

For the year ended December 31, 2011, investing activities used cash of $74,358, compared to $45,378 in the prior period, primarily related to the purchase of property and equipment and an investment.

During the year ended December 31, 2011, we used cash of $60,983 from financing activities, which consisted primarily of payment of an advance from a related party. During the year ended December 31, 2010, financing activities provided cash of $489,104 from the sale of our common stock and loans.

Over the next 12 months we plan to develop our business domestically and internationally, and continue to develop our academy and build additional more advanced training facilities. We anticipate we will require approximately $5 million to pursue our plans over the next 12 months. We plan to obtain the necessary funds from cash flow from operations, and equity or debt financings, if necessary. However, there can be no assurance that we will be able to obtain any required additional financing. If we are not able to obtain any required financing, we may be required to scale back our expansion plans or eliminate them altogether.

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

Revenue Recognition. The Company earns revenue from the provision of personal protection and private investigation services. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue is recognized when the price is fixed or determinable, persuasive of an arrangement exists, the service is performed, and collectability is reasonably assured.  At times, the Company receives advance payments from customers.  Revenue recognition is deferred for these advances until the services have been provided.  As of December 31, 2011, the Company had no deferred revenue.

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

Years Ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Global Security Agency Inc.
Conroe, TX

We have audited the balance sheets of Global Security Agency Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Security Agency Inc. as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 4, 2012

Global Security Agency Inc.
Balance Sheets

	31-Dec-11	31-Dec-10
	$	$
ASSETS
Current Assets
Cash	27,242	2,485
Note Receivable	70,000	-
Accounts receivable, net	874,970	687,058
Employee Advances	42,812	17,750
Prepaid expenses and deposits	1,175	425

Total Current Assets	1,016,199	707,718
Property and equipment, net	27,243	34,554
Other assets	1,175	4,576

Total Assets	1,044,617	746,848

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Bank indebtedness	9,017	-
Accounts payable	230,777	78,099
Accounts payable - related parties	167,063	22,679
Accrued liabilities	93,495	46,405
Due to related party	-	70,000
Deferred revenue	-	31,348
Total Current Liabilities	500,352	248,531

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value 66,221,645 shares (December 31, 2010 – 66,221,645 shares) issued and outstanding	662	662
Additional paid-in capital	650,762	650,762
Accumulated deficit	(107,159)	(153,107)
Total Stockholders’ Equity (Deficit)	544,265	498,317
Total Liabilities and Stockholders’ Equity (Deficit)	1,044,617	746,848

(The accompanying notes are an integral part of these financial statements)

Global Security Agency Inc.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	31-Dec-11	31-Dec-10
	$	$
Revenue
Personal protection services	456,018	542,472
Private investigation services	1,312,303	359,790

Total Revenue	1,768,321	902,262

Cost of Sales	714,851	364,885
Consulting	144,650	62,960
General and administrative	154,566	100,554
Legal and accounting	133,642	80,472
Rent	65,310	36,790
Salaries	240,488	74,645
Salaries - officers	108,000	72,000
Selling expenses	121,131	70,188

	1,682,638	862,494

Net Income from Operations	85,683	39,768

Other Expenses
Interest income	–	17
Interest expense	(22,333)	(12,006)
Net Income before Income Taxes	63,350	27,779

Income tax expense	17,402	-

Net Income	45,948	27,779

Net Income Per Common Share – Basic and Diluted	0.00	0.00

Weighted Average Number of Common Shares Outstanding
Basic	66,221,645	31,761,966
Diluted	66,221,645	32,134,773

(The accompanying notes are an integral part of these financial statements)

Global Security Agency Inc.
Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	31-Dec-11	31-Dec-10
	$	$
Operating Activities
Net Income	45,948	27,779

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,820	6,248
Common stock issued for services	-	5,000
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(212,974)	(702,830)
Prepaid expenses and deposits	(1,500)	(425)
Accounts payable	152,678	115,404
Accounts payable – related parties	144,384	22,679
Accrued liabilities	47,090	53,309
Deferred revenue	(31,348)	31,348
Net Cash Provide by (Used in) Operating Activities	160,098	(441,488)
Investing Activities
Purchase of licenses	-	(7,500)
Note Receivable	(70,000)
Purchase of property and equipment	(4,358)	(37,878)
Net Cash Used in Investing Activities	(74,358)	(45,378)
Financing Activities
Payment on loan payable – related party	(70,000)	-
Net proceeds from bank indebtedness	9,017	-
Proceeds from loan payable - related party	-	50,000
Advances from notes payable - related parties	-	100,000
Proceeds from the sale of common stock		339,104
Net Cash Provided by (Used in) Financing Activities	(60,983)	489,104

Increase (Decrease) In Cash	24,757	2,238

Cash - Beginning of Period	2,485	247
Cash - End of Period	27,242	2,485
Supplemental Disclosures:
Interest paid	26,946	7,393
Income tax paid	-	–

Non-cash Investing and Financing Activities
Stock issued for settlement of debt and accounts payable	-	195,000
(The accompanying notes are an integral part of these financial statements)

Global Security Agency Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
For the years ended December 31, 2011 and 2010

	Common Stock		Additional
		Par	Paid-in	Retained
	Shares	Value	Capital	Earnings	Total

Balance – December 31, 2009	600,645	6	112,314	(180,886)	(68,566)

Shares issued for cash	46,111,000	461	338,643	–	339,104

Shares issued for settlement of debt	19,500,000	195	194,805	–	195,000

Shares issued for services	10,000	–	5,000	–	5,000

Net lncome (loss)	–	–	–	27,779	27,779

Balance – December 31, 2010	66,221,645	662	650,762	(153,107)	498,317

Net lncome (loss)	–	–	–	45,948	45,948

Balance – December 31, 2011	66,221,645	662	650,762	(107,159)	544,265

                                                      (The accompanying notes are an integral part of these financial statements)

Global Security Agency, Inc.
Notes to the Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

The Company was incorporated in Nevada on September 27, 2006 under the name Belvedere Resources Corporation. On January 15, 2010, the Company incorporated a wholly-owned subsidiary, Global Security Agency Inc. (“we”, “our” or ““Global Security”). On January 25, 2010, the Company completed a merger with Global Security and assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. Global Security was incorporated entirely for the purpose of effecting the name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way. The Company’s principal business is in the security solutions and risk management services industry. The Company was formerly an exploration stage company involved in mineral exploration. During the year ended December 31, 2010, the Company generated significant revenues from its business operations and is no longer considered an exploration stage company.

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

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2010 there were 661,000 dilutive warrants outstanding.  For the year ended December 31, 2011, there were no potentially dilutive securities outstanding.

Correction of Prior Period.  In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded a non-cash adjustment for the year ended December 31, 2010 of $45 which served to reduce additional paid-in capital and increase common stock by the same amount. This non-cash adjustment resulted from 4,500,000 common shares that were issued during 2010 but not recorded. The transaction was originally recorded as a capital contribution of $45,000, when it should have been recorded as a settlement of related party debt through issuance of stock in the same amount.  The error arose because the shares were thought to have been cancelled previously. The Company is disputing the validity of the payments claimed to have been made by the investor on behalf of the Company in connection with the debt settlement and plans to bring an action in that regard. Consequently, the December 31, 2010 balance sheet and the statements of operations, cash flows and stockholders’ equity (deficit) for year ended December 31, 2010 were adjusted to reflect the correction of this error. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.

Cash and Cash Equivalents. For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2011 and 2010.

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

Employee Advances.  Other receivables consist of advances to employees for various travel and other related expenses.  These advances will either be reimbursed by the employees or netted against future expenses as they are used.

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

Stock-based Compensation. The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Revenue Recognition. The Company earns revenue from the provision of personal protection and private investigation services. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue is recognized when the price is fixed or determinable, persuasive of an arrangement exists, the service is performed, and collectability is reasonably assured.  At times, the Company receives advance payments from customers.  Revenue recognition is deferred for these advances until the services have been provided.  As of December 31, 2011, the Company had no deferred revenue.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current year’s presentation.

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

3. Related Party Transactions

(a)	As of December 31, 2011, the Company owed the former President of the Company $0 (December 31, 2010 - $70,000) which was unsecured, non interest bearing, and due on demand.

(b)	As of December 31, 2011, the Company owed three officers a total of $167,063 (December 31, 2010 - $22,679) for certain trade payables paid by them on behalf of the Company.

4. Common Stock

(a)	On January 12, 2010, the Company issued 6,000,000 shares of common stock at $0.001 per share for proceeds of $6,000.

(b)
On April 15, 2010, the Company effected a 1:10 reverse stock split of the issued and outstanding shares of common stock without any change to the Company’s authorized capital or par value of its shares of common stock. All shares amounts have been retroactively adjusted for all periods presented.

(c)	On July 25, 2010, the Company issued 10,000,000 shares of common stock at $0.01 per share to settle a $100,000 note payable to a related party.

(d)	On August 11, 2010, the Company issued 4,500,000 shares of common stock at $0.01 per share to settle $45,000 in accounts payable.

(e)	On August 11, 2010, the Company issued 5,000,000 shares of common stock at $0.10 per share to settle a $50,000 note payable to a related party.

(f)	On August 27, 2010, the Company issued 25,000 shares of common stock and 25,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $12,500.

(g)	On September 1, 2010, the Company issued 200,000 shares of common stock and 200,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $100,000.

(h)	On September 7, 2010, the Company issued 210,000 shares of common stock and 210,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $105,000.

(i)	On September 15, 2010, the Company issued 26,000 shares of common stock and 26,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $13,000.
(j)	On June 28, 2010, the Company issued 39,000,000 shares of common stock at $0.0001 per share for proceeds of $3,900.
(k)	On December 10, 2010, the Company issued 450,000 shares of common stock for the exercise of stock options. See Note 5.
(l)	On September 7, 2010, the Company issued 10,000 to an officer valued at $5,000 for services rendered.
(m)	On October 7, 2010, the Company issued 200,000 shares of common stock and 200,000 warrants exercisable at $0.75 for the first year and $1.00 for the second year for proceeds of $100,000.

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

As described in Note 4, during 2010, 661,000 warrants were issued in conjunction with sales of common stock.  All warrants issued are exercisable at $0.75 for the first year and $1.00 for the second year.  The aggregate intrinsic value of these warrants was $0 and the weighted average remaining life was 0.71 years as of December 31, 2011.

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

The Company’s principal executive office is located at 12818 Hwy # 105 West, Suite 2-G, Conroe, TX 77304. This office is approximately 2,000 square feet for which the Company pays rent of $1,175 per month.

The Company has an office located at 100 Lido Circle, Suite C-1, Lakeway, TX 78734. This office is provided to the Company by its Chief Financial Officer, for which the Company pays rent of $750 per month. In addition, the Company has an office located at 238 Lakeview Circle, Montgomery, TX 77356. This office is provided to the Company by its Secretary, for which the Company pays rent of $750 per month

The Company rents a facility at 5732 FM 1732, North Zulch, Texas, 77872. The facility serves as a tactical training center for Swat Teams, Sky Marshals, agents and operatives and law enforcement. The facility is 219 acres for which the Company pays approximately $2,000 per month based on usage.

7. Income Taxes

In 2011, we incurred $17,402 in total income tax expense, including $8,467 in federal income taxes and $8,935 in franchise taxes.  Our tax liability as of December 31, 2011 was $18,967, which included $8,362 in accrued federal income taxes and $10,605 in accrued franchise taxes.

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the year ended December 31, 2010, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $151,500 at December 31, 2011, and will expire in the years 2026-2029 and will be limited under IRS SEC 382 due to the change in control (see note 1).

At December 31, 2011 and 2010, the Company’s deferred tax assets consisted of the following:

	2011	2010
Deferred tax assets
Net operating losses	$60,949	$60,949
Less: valuation allowance	(60,949)	(60,949)
Net deferred tax asset	$–	$–

8. Property and Equipment, net

			December 31,	December 31,
		Accumulated	2011	2010
	Cost	depreciation	Net carrying value	Net carrying value
	$	$	$	$
Automotive	28,228	(12,168)	16,060	25,376
Leasehold improvements	1,388	(162)	1,226	-
Furniture and equipment	12,620	(2,663)	9,957	9,178
	42,236	(14,993)	27,243	34,554

9. Unrecorded Transactions

In August 2010, we accepted an engagement from a high wealth individual who verbally communicated her desire to keep our engagement private due to personal safety concerns. This matter was kept private, only being known to our Treasurer and CEO.  Over the term of the engagement, the client sent monthly payments directly to the Treasurer.  The Treasurer would retain one third of the payment in an off the books bank account to handle the private investigation effort overseas.  The other two thirds of these funds was used by the Company to pay for protection services in the United States. Most of the investigation activities were concentrated in the spring of 2011 and the engagement ended in October 2011.  Overall, recording the additional revenues and expenses from these activities increased our operating results by $22,107 before tax, on revenue of $252,297 and expenses of $230,190. The Company has determined that the net impact of the additional revenues and expenses is not material to prior periods.

10. Note Receivable

During 2011, the Company advanced $70,000 to Woodlands Oil and Gas, Inc. for the purchase of a potential oil producing property.  The advance is refundable upon a successful sale of the property by Woodlands Oil and Gas, Inc. which is expected to occur in the second quarter of 2012. The note is non-interest bearing, unsecured with no terms of repayment.

11. Subsequent Events

On March 17, 2012, the Company issued 200,000 shares with a fair value of $0.06 per share to DACC Associates, Inc. for services as part of a strategic alliance agreement entered in March 2012.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, we determined that there were control deficiencies that constituted material weaknesses, as described below:

1.	Management override of existing controls is possible given our small size and lack of personnel.

2.
We do not have a system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

3.	We failed to record certain revenue and expense transactions during 2010 and 2011 as more fully described in Note 9 to the financial statements.

In light of the existence of these control deficiencies, our management concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management is currently evaluating remediation plans for the above control deficiencies. Management plans to enhance our risk assessment, internal control design and documentation and develop a plan for testing in accordance with COSO standards and develop and implement other procedures in the internal control function.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over our financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control

During the fiscal quarter ended December 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information relating to our executive officers and directors as of April 4, 2012:

Name	Age	Position
Larry Lunger	63	Chief Executive Officer
Ronald Reif	58	President and a director
John D. Kuykendall	71	Chief Financial Officer and a director
Rock Rutherford	67	Secretary and a director

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

Larry Lunger (USA) – Age 63 - Chief Executive Officer since April 8, 2010

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

Ronald Reif (USA) - Age 58 - President and a Director since August 10, 2010

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

John D. Kuykendall (USA) - Age 71 - Chief Financial Officer and a Director since April 8, 2010

Mr. Kuykendall has a B.B.A. degree from Southern Methodist University and is licensed as a Certified Public Accountant in the State of Texas. Since 1986, he has acted as the principal of John D. Kuykendall, CPA, and has been practicing as a Certified Public Accountant for the last twenty years. Earlier in his career, he was the part owner and Chief Financial Officer of Home Furniture Company, a large retail furniture chain in the Southwest United States.

Rock Rutherford (USA) – Age 67 - Secretary and a Director since April 8, 2010

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

Other Directorships

Certain of our directors within the past five years held directorships in companies with a class of securities registered pursuant to Section 12 of the Exchange Act or that are subject to the requirements of Section 15(d) of such Act as follows:

Name of Director	Company	Date Resigned
Rock Rutherford	AGR Tools, Inc.	January 30, 2012
John D. Kuykendall	AGR Tools, Inc.	January 30, 2012

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
•
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

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. Our Board of Directors as a whole determines any compensation to be paid to executive officers. We plan to appoint a compensation committee as our business develops and our financial resources increase.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011 our directors, executive officers and 10% stockholders complied with all applicable filing requirements, except as follows: (i) Rock Rutherford and Todd Rutherford were late in filing Form 4s and (ii) Chopin Worldwide Trading Ltd. was late in filing a Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

Annual Compensation

In fiscal 2011 and 2010, we recorded cash compensation of $54,000 and $36,000, respectively, to each of our Secretary and our Chief Financial Officer. In addition, in 2011, we recorded $60,295 in compensation expense to our Secretary/Treasurer from the adjustments related to the unrecorded transactions described in Note 9 to the financial statements included herein. Except for these amounts, we did not record or pay any cash or other compensation to our directors or executive officers in fiscal 2010 or fiscal 2011 for their services as such, and there were no outstanding equity awards made to any of them during those periods.  We have entered into management agreements with our current executive officers which provide for their compensation.  However, they have not received any compensation for their services as officers to date, except as noted above.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of April 4, 2012, of our common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of our common stock.  As of April 4, 2012, there were 66,221,645 shares of our common stock issued and outstanding. Each person named below has sole voting and investment control with respect to the shares owned by him, except as otherwise noted.  The number of shares below includes shares which the beneficial owner has the right to acquire within 60 days.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	Larry Lunger (1)	2,000,000	3.0%
Common Stock	Ronald Reif (2)	1,000,000	1.5%
Common Stock	John D. Kuykendall (3)	2,250,000	3.4%
Common Stock	Rock Rutherford (4)	0	0%
	All Officers and Directors as a Group	5,250,000	7.9%
Common Stock	Chopin Worldwide Trading Ltd. c/o Standard Trust Company Juancho Yrausquin Blvd 26, Unit 9 P.O. Box 262, Philipsberg, Saint Maarten	16,875,000	25.5%
Common Stock	Dominic Colvin Suite 192 – 14 Village Lane Okotoks, Alberta, Canada T1S 1Z6	5,730,000	8.7%
Common Stock	Tiffany Felker RR2, Site 12, Box 17 Okotoks, Alberta, Canada, T1S 1A2	5,000,000	7.6%
Common Stock	Mark McBeth 2 Park Town Oxford, U.K. 0X2 6SH	5,000,000	7.6%

(1)	Mr. Lunger is our Chief Executive Officer.

(2)	Mr. Reif is our President and a director.

(3)	Mr. Kuykendall is our Chief Financial Officer and a director.

(4)	Mr. Rutherford is our Secretary and a director.

Changes in Control

We know of no arrangements the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2011, the Company owed the former President of the Company $0 (December 31, 2010 - $70,000) which was unsecured, non interest bearing, and due on demand.

As of December 31, 2011, the Company owed three officers a total of $167,063 for certain trade payables paid by them on behalf of the Company.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended December 31, 2010 and 2011, and any other fees billed for services rendered by our auditors during these periods.

Fiscal 2011
Audit fees	$38,000
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$38,000

Fiscal 2010
Audit fees	$28,000
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$28,000

Our Board of Directors, performing the duties of the audit committee, reviews all audit and non-audit related fees at least annually. Our audit committee pre-approved all audit related services for the years ended December 31, 2010 and 2011.

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

99.2	Audit Committee Charter (10)
99.3	Disclosure Committee Charter (10)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to our Form SB-2 filed June 15, 2007.

(2)	Incorporated by reference to our Form 8-K filed January 28, 2010.

(3)	Incorporated by reference to our Form 8-K filed April 14, 2010.

(4)	Incorporated by reference to our Form 8-K filed April 9, 2010.

(5)	Incorporated by reference to our Form 8-K filed January 20, 2010.

(6)	Incorporated by reference to our Form 8-K filed April 15, 2010.

(7)	Incorporated by reference to our Form 8-K filed August 10, 2010.

(8)	Incorporated by reference to our Form 8-K filed July 27, 2010.

(9)	Incorporated by reference to our Form 8-K filed August 13, 2010.

(10)	Incorporated by reference to our Form 8-K filed April 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2012	GLOBAL SECURITY AGENCY INC.

	By:	/s/ Larry Lunger
Larry Lunger
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Larry Lunger	Chief Executive Officer	April 4, 2012
Larry Lunger
/s/ Ronald Reif	President, Director	April 4, 2012
Ronald Reif
/s John Kuykendall	Chief Financial Officer, Director	April 4, 2012
John Kuykendall
/s/ Rock Rutherford	Secretary, Director	April 4, 2012
Rock Rutherford