Form 10-Q
period 2012-03-31
Global Security Agency Inc.
filed 2012-05-07
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 7, 2012, there were 66,421,645 shares of common stock of the registrant outstanding.

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

GLOBAL SECURITY AGENCY INC.

INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

Global Security Agency Inc.
Balance Sheet (unaudited)

	31-Mar-12	31-Dec-11
	$	$
ASSETS
Current Assets
Cash	1,406	27,242
Note Receivable	70,000	70,000
Accounts receivable, net	875,679	874,970
Employee Advances	44,512	42,812
Prepaid expenses and deposits	1,175	1,175

Total Current Assets	992,772	1,016,199
Property and equipment, net	24,215	27,243
Other assets	1,175	1,175

Total Assets	1,018,162	1,044,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	8,626	9,017
Accounts payable	245,958	230,777
Accounts payable - related parties	174,027	167,063
Accrued liabilities	87,309	93,495
Convertible Debt	45,000	-

Total Current Liabilities	560,920	500,352

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value 66,421,645 shares (December 31, 2011 – 66,221,645 shares) issued and outstanding	664	662
Additional paid-in capital	662,760	650,762
Accumulated deficit	(206,182)	(107,159)
Total Stockholders’ Equity (Deficit)	457,242	544,265
Total Liabilities and Stockholders’ Equity (Deficit)	1,018,162	1,044,617
(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Operations (unaudited)

	For the three	For the three
	months ended	months ended
	31-Mar-12	31-Mar-11
	$	$

Revenue
Personal protection services	953	114,649
Private investigation services	21,029	416,848

Total Revenue	21,982	531,497
Cost of Sales	2,617	166,762
Consulting	-	47,300
General and administrative	15,398	48,441
Legal and accounting	60,197	19,800
Rent	10,191	15,931
Salaries	12,600	67,252
Salaries - officers	-	36,000
Selling expenses	17,862	25,260

	118,865	426,746

Net Income (Loss) from Operations	(96,883)	104,751

Other Expenses
Income Tax Expense	(154)	(24,947)
Interest expense	(1,986)	(3,272)

Net Income (Loss)	$(99,023)	$76,532

Net Income (Loss) Per Common Share – Basic and Diluted	$(0.00)	$0.00

Weighted Average Number of Common Shares Outstanding
Basic	66,259,423	61,721,645
Diluted	66,259,423	61,808,667
(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Cash Flows (unaudited)

	For the three	For the three
	months ended	months ended
	31-Mar-12	31-Mar-11
	$	$
Operating Activities
Net Income (loss)	(99,023)	76,532

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,028	4,590
Common stock issued for services	12,000	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,409)	36,842
Prepaid expenses and deposits	-	(75,000)
Accounts payable	15,181	45,265
Accounts Payable – Related Parties	6,964	2,299
Accrued liabilities	(6,186)	24,409
Deferred revenue	-	(31,348)

Net Cash Used in Operating Activities	(70,445)	83,589

Financing Activities
Payments on bank indebtedness	(391)	-
Proceeds from convertible debt	45,000	-
Payments on note payable – related party	-	(70,000)
Net Cash Provided by Financing Activities	44,609	(70,000)

Increase (Decrease) In Cash	(25,836)	13,589

Cash - Beginning of Period	27,242	2,485
Cash - End of Period	1,406	16,074
Supplemental Disclosures:
Interest paid	1,661	3,272
Income tax paid	-	–
(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency, Inc.
Notes to the Unaudited Financial Statements

1. Nature of Business

The Company was incorporated in Nevada on September 27, 2006 under the name Belvedere Resources Corporation. On January 15, 2010, the Company incorporated a wholly-owned subsidiary, Global Security Agency, Inc.(“we”, “our” or ““Global Security”). On January 25, 2010, the Company completed a merger with Global Security and assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. Global Security was incorporated entirely for the purpose of effecting the name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way. The Company’s principal business is in the security solutions and risk management services industry. The Company was formerly an exploration stage company involved in mineral exploration. During the year ended December 31, 2010, the Company generated significant revenues from its business operations and is no longer considered an exploration stage company.

2. Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2011 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s 2011 annual financial statements have been omitted.

3. Loan Payable

In February 2012, the Company issued an unsecured convertible note in the principal amount of $45,000 bearing interest at 8% per annum and maturing November 30, 2012. The note cannot be converted for the first 180 days after which it is convertible at a price equal to 58% of the trading price of the Company’s shares on the OTC Bulletin Board on the conversion date.

The Company can prepay the note as follows:

First 30 days - 115% of principal plus interest
31-60 days - 120% of principal plus interest
61-90 days - 125% of principal plus interest
91-120 days - 130% of principal plus interest
121-150 days - 135% of principal plus interest
151-180 days - 140% of principal plus interest

There is no right of prepayment after 180 days.

4. Related Party Transactions

As of March 31, 2012, the Company owed three officers a total of $174,027 for certain trade payables paid by them on behalf of the Company.

5. Common Stock

On March 17, 2012, the Company issued 200,000 shares with a fair value of $0.06 per share to DACC Associates, Inc. for services as part of a strategic alliance agreement entered in March 2012. The fair value of $12,000 was expensed during the three months ended March 31, 2012.

6. Stock Options and Warrants

During 2010, 661,000 warrants were issued in conjunction with sales of common stock.  All warrants issued are exercisable at $0.75 for the first year and $1.00 for the second year.  The aggregate intrinsic value of these warrants was $0 and the weighted average remaining life was 0.46 years as of March 31, 2012.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

As used in this quarterly report: (i) the terms "we", "us", "our", and the “Company" mean Global Security Agency Inc., and (ii) all dollar amounts in this quarterly report refer to U.S. dollars unless otherwise indicated.

Cautionary Statement Regarding Forward-Looking Information

This quarterly report, any supplement to this quarterly report, and any documents incorporated by reference in this quarterly report, include “forward-looking statements”.  To the extent that the information presented in this quarterly report discusses financial projections, information or expectations about our business plans, results of operations, services or markets, or otherwise makes statements about future events, such statements are forward-looking.  Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These include, among others, the risks and uncertainties outlined under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this quarterly report, many of which are beyond our control.

These forward-looking statements include, but are not limited to, the following:

•
statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our financial statements, concerning our results of operations, financial condition and our ability to finance our business;

•	statements concerning our operations; and
•	statements throughout concerning our business and the markets for our common stock.

Factors that could cause actual results to differ materially include, but are not limited to the following:

•	our anticipated strategies for growth;
•	our ability to manage our planned growth;
•	our need for additional capital to expand our operations;
•	our dependence on key personnel;
•	our ability to compete effectively with competitors that have greater financial, marketing and other resources; and
•	risks related to government regulations and approvals.

The forward-looking statements made in this quarterly report relate only to events or information as of the date on which the statements are made in this quarterly report.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this quarterly report and the documents that we reference in this quarterly report and have filed as exhibits to the quarterly report with the understanding that our actual future results may be materially different from what we expect.  You should not rely upon forward-looking statements as predictions of future events.

Other sections of this quarterly report include additional factors which could adversely impact our business and financial performance.  Moreover, we operate in an evolving environment.  New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties.  We cannot assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should carefully review the reports and other documents we file from time to time with the SEC.

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

We recently fulfilled our commitments under certain of our contracts resulting in a decrease in revenues during the three months ended March 31, 2012. While we are currently negotiating a multi phase contract with an international government and also expect to enter into agreements to provide protection services to certain corporations, cruise lines and a yachting club, we have also shifted our focus to creating alliances with other companies that have in place or are negotiating significant security services related contracts and require our services. We believe these alliances will significantly increase our revenues going forward.

In that regard, in March 2012, we entered into a strategic alliance with DACC Associates, Inc. (“DACC”) pursuant to which we will become the primary contractor that DACC will recommend to its clientele. DACC’s staff has over 25 years of high-level experience in security administration worldwide. DACC’s history of success includes domestic and international work with numerous US government entities such as the United States Agency for International Development; the White House and Executive Office of the President; the Department of Homeland Security; the Department of Defense; the Department of Health and Human Services; and the Transportation Security Administration. In addition to direct support to US federal entities, all staff has worked extensively with non-US governments, United Nations entities, and private corporations. DACC Associates is a preferred supplier for security and materials to UN agencies worldwide with an extensive network.

We also operate a facility in North Zulch, Texas that serves as a tactical training center for Swat Teams, Sky Marshals, Federal agencies, our agents and operatives and law enforcement, among others.  We provide training in, among other things, shooting, sniper shooting, hand-to-hand combat, knives, ambushes, tactical raids, medical trauma and defensive tactics.

In the second quarter of 2012, we plan to establish the Global Services Academy, a learning institution based in Conroe, Texas designed to service and train agents, contractors and other individuals in a wide range of safety security practices, including Advanced Police/Law Enforcement, Private Investigations, Armed Details, Personal Executive Protection, Human Resource requirements, Safety Specialist, Fire and Chemical Hazards, Computer Forensics and other security related practices and protocols, as well as specialized training to obtain a unique designation as a “Safety Security Specialist” certified in occupational safety, health and other related safety and operational concerns of the Occupational Safety and Health Administration (“OSHA”). We expect formal approval for the academy from the State of Texas in the next 60 days. However, there can be no assurance that such formal approval will be received or that the academy will be launched.

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

See our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC for more information.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2012 should be read in conjunction with our interim financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Revenues from personal protection and private investigation services decreased to $21,982 in the three months ended March 31, 2012 from $531,497 in the three months ended March 31, 2011, due to reduced operations as described above.  Our cost of sales in the three months ended March 31, 2012 was $2,617, compared to $166,762 in the prior period, and related primarily to consultants engaged to provide our services.

Expenses

For the three months ended March 31, 2012, total operating expenses decreased to $118,865 from $426,746 in the prior period, due to reduced operations.  During 2011, an agreement with a consultant was terminated by mutual consent resulting in fees paid to consultants of $0 in the current period, compared to fees to consultants of $47,300 in the prior period.  General and administrative expenses related to our operations decreased to $15,398 in the current period from $48,441 in the prior period due to reduced operations.  Legal and accounting expenses increased to $60,197 in the three months ended March 31, 2012 from $19,800 in the prior period, primarily due to increased costs related to our filing obligations with the SEC.  Salaries paid to employees and to our officers decreased to $12,600 and $0, respectively, in the current period from $67,252 and $36,000, respectively, in the prior period, primarily due to a reduction in the number of our employees. Our selling expenses decreased to $17,862 in the current period from $25,260 in the prior period due to reduced promotional activities.

We generated an operating loss of $96,883 in the three months ended March 31, 2012, compared to operating income of $104,751 in the prior period.

Net Income

For the three months ended March 31, 2012, our net loss was $99,023, compared to net income of $76,532 for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $1,406, total assets of $1,018,162, total liabilities of $560,920, working capital of $431,852 and an accumulated deficit of $206,182.

For the three months ended March 31, 2012, operating activities used cash of $70,445, compared to providing cash of $83,589 in the prior period.  An increase in accounts receivable and other receivables used cash of $2,409 in the current period, compared to a decrease in the same providing case $36,842 in the prior period.  An increase in accounts payable and accounts payable to related parties provided cash of $15,181 and $6,964, respectively, in the current period, compared to $45,265 and $2,299, respectively, in the prior period. A decrease in accrued liabilities used cash of $6,186 in the current period, compared to an increase in the same providing cash of $24,409 in the prior period.

For the three months ended March 31, 2012 and 2011, there were no investing activities.

During the three months ended March 31, 2012, financing activities provided cash of $44,609 primarily due to proceeds from a loan. During the three months ended March 31, 2011, financing activities used cash of $70,000 in connection with the repayment of debt.

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

Changes in Internal Control

Other than as described above, during the three months ended March 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 7, 2012	GLOBAL SECURITY AGENCY INC.

	By:	/s/Larry E. Lunger
Larry E. Lunger
Chief Executive Officer