Form 10-Q
period 2012-06-30
Global Security Agency Inc.
filed 2012-08-20
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 17, 2012, there were 71,421,645 shares of common stock of the registrant outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                      Unaudited Financial Statements

GLOBAL SECURITY AGENCY INC.

INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

Global Security Agency Inc.
Balance Sheets (Unaudited)
	30-Jun-12	31-Dec-11
	$	$
ASSETS
Current Assets
Cash	1,359	27,242
Accounts receivable, net	820,872	874,970
Prepaid expenses and other current assets	2,350	2,350

Total Current Assets	824,581	904,562
Property and equipment, net	21,187	27,243
Note receivable	70,000	70,000

Total Assets	915,768	1,001,805

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	8,228	9,017
Accounts payable	245,968	230,777
Accounts payable - related parties	167,296	167,063
Accrued liabilities	45,640	50,683
Convertible debt	135,000	-
Total Current Liabilities	602,132	457,540

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value 71,421,645 shares (December 31, 2011 – 66,221,645 shares) issued and outstanding	714	662
Additional paid-in capital	851,710	650,762
Accumulated deficit	(538,788)	(107,159)
Total Stockholders’ Equity (Deficit)	313,636	544,265
Total Liabilities and Stockholders’ Equity (Deficit)	915,768	1,001,805

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Operations (Unaudited)
	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	30-Jun-12	30-Jun-11	30-Jun-12	30-Jun-11
	$	$	$	$
Revenue
Personal protection services	-	123,180	953	237,829
Private investigation services	2,175	272,117	23,204	688,965
Total Revenue	2,175	395,297	24,157	926,794

Cost of Sales	239	167,261	2,856	328,846
General and administrative	248,241	80,767	276,040	185,946
Legal and accounting	42,264	36,088	102,379	55,889
Rent	9,842	13,275	20,033	27,050
Salaries	15,995	56,002	28,595	123,254
Salaries - officers	-	36,000	-	72,000
Selling expenses	17,500	14,932	23,343	41,809
Total Expenses	334,081	404,325	453,246	834,794
Net Income (Loss) from Operations	(331,906)	(9,028)	(429,089)	92,000
Other Expenses
Federal Income Tax Recovery (Expense)	3,276	3,078	3,122	(18,545)
Interest expense	(3,676)	(906)	(5,662)	(4,178)
Net Income (Loss)	(332,306)	(6,856)	(431,629)	69,277
Net Income (Loss) Per Common Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	0.00
Weighted Average Number of Common Shares Outstanding
Basic	70,432,634	61,721,645	68,345,821	61,721,645
Diluted	70,432,634	61,721,645	68,345,821	91,743,726

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Cash Flows (Unaudited)

	For the six	For the six
	months ended	months ended
	30-Jun-12	30-Jun-11
	$	$
Operating Activities
Net Income (loss)	(431,629)	69,277

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,056	9,409
Bad debt expense	54,461	-
Shares issued for services	12,000	-
Loss on settlement of accounts payable	184,000	-
Changes in operating assets and liabilities:
Accounts receivable	(363)	(173,408)
Prepaid expenses and other current assets	-	(1,500)
Accounts payable	20,191	195,111
Accounts payable – related parties	233	-
Accrued liabilities	(5,043)	36,959
Deferred revenue	-	(31,348)
Net Cash Provided by (Used in) Operating Activities	(160,094)	104,500
Investing Activities
Purchase of property and equipment	-	(3,759)
Net Cash Used in Investing Activities	-	(3,759)
Financing Activities
Proceeds from bank indebtedness	(789)	-
Proceeds from loan payable - related party	135,000	-
Repayment of notes payable - related parties	-	(70,000)
Net Cash Provided by (Used in) Financing Activities	134,211	(70,000)

Increase (Decrease) In Cash	(25,883)	30,741

Cash - Beginning of Period	27,242	2,485
Cash - End of Period	1,359	33,226
Supplemental Disclosures:
Interest paid	8,295	4,178
Income tax paid	-	18,545

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency, Inc.
Notes to the Unaudited Financial Statements

1. Nature of Business

The Company was incorporated in Nevada on September 27, 2006 under the name Belvedere Resources Corporation. On January 15, 2010, the Company incorporated a wholly-owned subsidiary, Global Security Agency, Inc.(“we”, “our”, the “Company” or ““Global Security”). On January 25, 2010, the Company completed a merger with Global Security and assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. Global Security was incorporated entirely for the purpose of effecting the name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way. The Company’s principal business is in the security solutions and risk management services industry.

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

3.  Going Concern

The Company has incurred a net loss and negative operating cash flows during the six months ended June 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Loans Payable

In February 2012, the Company issued an unsecured convertible note in the principal amount of $45,000 bearing interest at 8% per annum and maturing November 30, 2012. In March 2012, the Company issued an unsecured convertible note which was funded in April 2012 in the principal amount of $45,000 bearing interest at 8% per annum and maturing December 26, 2012. In May 2012, the Company issued an unsecured convertible note in the principal amount of $30,000 bearing interest at 8% per annum and maturing February 11, 2013. The notes cannot be converted for the first 180 days after which they are convertible at a price equal to 58% of the trading price of the Company’s shares on the OTC Bulletin Board on the conversion date.

The Company can prepay each of these notes as follows:

First 30 days - 115% of principal plus interest
31-60 days - 120% of principal plus interest
61-90 days - 125% of principal plus interest
91-120 days - 130% of principal plus interest
121-150 days - 135% of principal plus interest
151-180 days - 140% of principal plus interest

There is no right of prepayment after 180 days.

In June 2012, the Company issued an unsecured convertible note in the principal amount of $15,000 bearing interest at 8% per annum.  The principal amount of the note is not repayable for 360 days after which the principal will remain payable until repaid in full except for any principal which is converted. The note can be converted in part or in whole after 360 days at $0.15 per share. Since the note could not be converted on June 30, 2012, the conversion option was not evaluated for liability classification or a beneficial conversion feature.

5. Related Party Transactions

As of June 30, 2012, the Company owed three officers a total of $167,296 for certain trade payables paid by them on behalf of the Company.

6. Common Stock

On March 17, 2012, the Company issued 200,000 shares with a fair value of $0.06 per share to DACC Associates, Inc. for services as part of a strategic alliance agreement entered in March 2012. The fair value of $12,000 was expensed during the six months ended June 30, 2012.

On April 18, 2012, the Company issued 5,000,000 shares with a fair value of $0.0378 per share for settlement of $5,000 of accounts payable.  The fair value of the shares exceeded the carrying value of the payable by $184,000 which was recognized as a loss on settlement of accounts payable and is included in general and administrative expenses for the six months ended June 30, 2012.

7. Stock Options and Warrants

During 2010, 661,000 warrants were issued in conjunction with sales of common stock.  All warrants issued are exercisable at $0.75 for the first year and $1.00 for the second year.  The aggregate intrinsic value of these warrants was $0 and the weighted average remaining life was 0.21 years as of June 30, 2012.

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

We recently fulfilled our commitments under certain of our contracts resulting in a decrease in revenues during the three and six months ended June 30, 2012. While we are currently negotiating a multi phase contract with an international government and also expect to enter into agreements to provide protection services to certain corporations, cruise lines and a yachting club, we have also shifted our focus to creating alliances with other companies that have in place or are negotiating significant security services related contracts and require our services. We believe these alliances will significantly increase our revenues going forward.

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

In the second half of 2012, we plan to establish the Global Services Academy, a learning institution based in Conroe, Texas designed to service and train agents, contractors and other individuals in a wide range of safety security practices, including Advanced Police/Law Enforcement, Private Investigations, Armed Details, Personal Executive Protection, Human Resource requirements, Safety Specialist, Fire and Chemical Hazards, Computer Forensics and other security related practices and protocols, as well as specialized training to obtain a unique designation as a “Safety Security Specialist” certified in occupational safety, health and other related safety and operational concerns of the Occupational Safety and Health Administration (“OSHA”). We expect formal approval for the academy from the State of Texas in the next 60 days. However, there can be no assurance that such formal approval will be received or that the academy will be launched.

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2012 should be read in conjunction with our interim financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Revenues from personal protection and private investigation services decreased to $2,175 in the three months ended June 30, 2012 from $395,297 in the three months ended June 30, 2011, due to reduced operations as described above.

Expenses

For the three months ended June 30, 2012, total operating expenses decreased to $334,081 from $404,325 for the same period in the prior year, due to reduced operations.  Our cost of sales in the three months ended June 30, 2012 was $239, compared to $167,261 for the same period in the prior year, and related primarily to consultants engaged to provide our services.  General and administrative expenses related to our operations increased to $248,241 in the current period from $80,767 in the prior year due to a non-cash loss on settlement of accounts payable in the current period.  Legal and accounting expenses increased to $42,264 in the three months ended June 30, 2012 from $36,088 in the prior period, primarily due to increased costs related to our filing obligations with the SEC.  Salaries paid to employees and to our officers decreased to $15,995 and $0, respectively, in the current period from $56,002 and $36,000, respectively, in the prior period, primarily due to a reduction in the number of our employees. Our selling expenses increased to $17,500 in the current period from $14,932 in the prior period due to increased promotional activities.

We generated an operating loss of $331,906 in the three months ended June 30, 2012, compared to $9,028 in the prior year.

Net Income

For the three months ended June 30, 2012, our net loss was $332,306, compared to $6,856 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Revenues from personal protection and private investigation services decreased to $24,157 in the six months ended June 30, 2012 from $926,794 in the six months ended June 30, 2011, due to reduced operations as described above.

Expenses

For the six months ended June 30, 2012, total operating expenses decreased to $453,246 from $834,794 in the prior period, due to reduced operations.  Our cost of sales in the six months ended June 30, 2012 was $2,856, compared to $328,847 in the prior period, and related primarily to consultants engaged to provide our services.  General and administrative expenses related to our operations increased to $276,040 in the current period from $185,946 in the prior period due to a non-cash loss on settlement of accounts payable in the current period.  Legal and accounting expenses increased to $102,379 in the six months ended June 30, 2012 from $55,889 in the prior period, primarily due to increased costs related to our filing obligations with the SEC.  Salaries paid to employees and to our officers decreased to $28,595 and $0, respectively, in the current period from $123,254 and $72,000, respectively, in the prior period, primarily due to a reduction in the number of our employees. Our selling expenses decreased to $23,343 in the current period from $41,809 in the prior period due to reduced promotional activities.

We generated an operating loss of $429,089 in the six months ended June 30, 2012, compared to operating income of $92,000 in the prior period.

Net Income

For the six months ended June 30, 2012, our net loss was $431,629, compared to net income of $69,277 for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $1,359, total assets of $915,768, total liabilities of $602,132, working capital of $222,449 and an accumulated deficit of $538,788.

For the six months ended June 30, 2012, operating activities used cash of $160,094, compared to providing cash of $104,500 in the prior period.  An increase in accounts receivable used cash of $363 in the current period, compared to using cash of $173,408 in the prior period.  An increase in accounts payable provided cash of $20,191 in the current period, compared to $195,111 in the prior period. A decrease in accrued liabilities used cash of $5,043 in the current period, compared to an increase in the same providing cash of $36,959 in the prior period.

For the six months ended June 30, 2012, there were no investing activities.  For the six months ended June 30, 2011, investing activities used cash of $3,759 for the purchase of property and equipment.

During the six months ended June 30, 2012, financing activities provided cash of $134,211 primarily due to proceeds from loans. During the six months ended June 30, 2011, financing activities used cash of $70,000 in connection with the repayment of debt.

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

The Company has incurred a net loss and negative operating cash flows during the six months ended June 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.

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

Changes in Internal Control

Other than as described above, during the three months ended June 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 20, 2012	GLOBAL SECURITY AGENCY INC.

By: /s/ Larry E. Lunger
Larry E. Lunger
Chief Executive Officer