Form 10-Q
period 2012-09-30
Global Security Agency Inc.
filed 2012-11-14
CIK 1399761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 14, 2012, there were 75,059,008 shares of common stock of the registrant outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

GLOBAL SECURITY AGENCY INC.

INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

Global Security Agency Inc.
Balance Sheets
(Unaudited)

	30-Sep-12 $	31-Dec-11 $
ASSETS
Current Assets
Cash	85,413	27,242
Accounts receivable, net	588,830	874,970
Prepaid expenses and deposits	2,350	2,350

Total Current Assets	676,593	904,562
Property and equipment, net	18,159	27,243
Note receivable	70,000	70,000

Total Assets	764,752	1,001,805

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	9,379	9,017
Accounts payable	218,496	230,777
Accounts payable - related parties	57,500	66,126
Accrued liabilities	65,123	50,683
Due to related party	85,593	100,937
Convertible Note Payable, net of discount of $60,514 and $0	62,486	-
Derivative Liabilities	128,221	-
Total Current Liabilities	626,798	457,540

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value, none issued	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value 73,135,931 shares (December 31, 2011 – 66,221,645 shares) issued and outstanding	731	662
Additional paid-in capital	896,422	650,762
Accumulated deficit	(759,199)	(107,159)
Total Stockholders’ Equity (Deficit)	137,954	544,265
Total Liabilities and Stockholders’ Equity (Deficit)	764,752	1,001,805

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended 30-Sep-12 $	For the Three Months Ended 30-Sep-11 $	For the Nine Months Ended 30-Sep-12 $	For the Nine Months Ended 30-Sep-11 $
Revenue
Personal protection services	-	196,115	953	433,944
Private investigation services	307	188,952	23,511	877,917
Total Revenue	307	385,067	24,464	1,311,861
Cost of Sales	694	169,593	3,550	498,439
General and administrative	50,244	19,803	142,234	205,352
Legal and accounting	20,514	34,791	122,893	90,680
Rent	10,181	14,025	30,214	41,075
Salaries	17,550	41,160	46,050	164,414
Salaries - officers	-	36,000	-	108,000
Selling expenses	16,986	19,681	40,474	61,489
Loss on Settlement of Payables	-	-	184,000	-
	116,169	335,053	569,415	1,169,449
Net Income (Loss) from Operations	(115,862)	50,014	(544,951)	142,412

Loss on Derivative	(70,950)	-	(70,950)	-
Federal Income Tax Recovery (Expense)	169	(40,523)	3,291	(59,068)
Interest expense	(33,768)	(1,296)	(39,430)	(5,474)
Net Income (Loss)	(220,411)	8,195	(652,040)	77,870
Net Income (Loss) Per Common Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	0.00
Weighted Average Number of Common Shares Outstanding
Basic	71,853,680	61,721,645	69,523,642	61,721,645
Diluted	71,853,680	61,721,645	69,523,642	61,721,645

(The accompanying notes are an integral part of these unaudited financial statements)

Global Security Agency Inc.
Statements of Cash Flows
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	30-Sep-12 $	30-Sep-11 $
Operating Activities
Net Income (loss)	(652,040)	77,870

Adjustments to reconcile net (income) loss to net cash used in operating activities:
Depreciation and amortization	38,570	12,808
Common stock issued for services	12,000	-
Bad Debt Expense	71,600	-
Loss on Derivative	70,950	-
Loss on Settlement of Accounts Payable	184,000	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	214,540	(293,243)
Prepaid expenses and deposits	-	(1,500)
Accounts payable	(7,281)	243,736
Accounts payable-Related Party	(23,970)
Accrued liabilities	14,440	80,503
Deferred revenue	-	(31,348)
Net Cash Provided By (Used in) Operating Activities	(77,191)	88,826
Investing Activities
Purchase of property and equipment	-	(4,359)
Net Cash Used in Investing Activities	-	(4,359)
Financing Activities
Proceeds from bank indebtedness	362	-
Proceeds from loan payable - related party	-	(70,000)
Borrowings on debt	135,000	-
Net Cash Provided by (Used in) Financing Activities	135,362	(70,000)

Increase (Decrease) In Cash	58,171	14,467

Cash - Beginning of Period	27,242	2,485
Cash - End of Period	85,413	16,952
Supplemental Disclosures:
Interest paid	4,651	10,087
Income tax paid	-	-
Non-cash investing and financing activities:
Conversion of convertible note payable	12,000	-
Debt discount from derivative liabilities	90,000	-
Settlement of derivative liabilities from note conversion	32,729	-
Issuance of shares to settle accounts payable	5,000	-

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

3. Going Concern

The Company has incurred a net loss and negative operating cash flows during the nine months ended September 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Convertible Loans Payable

In February 2012, the Company issued an unsecured convertible note in the principal amount of $45,000 bearing interest at 8% per annum and maturing November 30, 2012. In March 2012, the Company issued an unsecured convertible note which was funded in April 2012 in the principal amount of $45,000 bearing interest at 8% per annum and maturing December 26, 2012. In May 2012, the Company issued an unsecured convertible note in the principal amount of $30,000 bearing interest at 8% per annum and maturing February 11, 2013. The notes can be converted after the first 180 days at a price equal to 58% of the trading price of the Company’s shares on the OTC Bulletin Board on the conversion date.

The February and March notes became convertible during the three months ended September 30, 2012.  On the date they became convertible, the conversion options were accounted for as liabilities under ASC 815 (see Note 5).  The fair value of the conversion options exceeded the principal of the related notes resulting in a full discount of $90,000 for both notes.  The discount will be amortized to interest expense over the remaining term of the note.  During the nine months ended September 30, 2012, the Company amortized $29,486 of the discounts to interest expense.

The Company can prepay each of these notes as follows:

First 30 days - 115% of principal plus interest
31-60 days - 120% of principal plus interest
61-90 days - 125% of principal plus interest
91-120 days - 130% of principal plus interest
121-150 days - 135% of principal plus interest
151-180 days - 140% of principal plus interest

There is no right of prepayment after 180 days.

In June 2012, the Company issued an unsecured convertible note in the principal amount of $15,000 bearing interest at 8% per annum.  The principal amount of the note is not repayable for 360 days after which the principal will remain payable until repaid in full except for any principal which is converted. The note can be converted in part or in whole after 360 days at $0.15 per share. Since the note could not be converted on September 30, 2012, the conversion option was not evaluated for liability classification or a beneficial conversion feature.

Conversion of Convertible Notes

On September 7, 2012, the Company issued 1,714,286 shares of common stock to one investor who elected to convert the outstanding principal amount of $12,000 due on its convertible promissory note date February 28, 2012 at a conversion price of $0.007 per share as provided in the note agreement.

5. Embedded Derivative Liabilities

The Company has issued convertible notes (see note 4) without enough authorized shares to settle. Due to the Company having insufficient authorized shares, the conversion options embedded in these notes have been accounted for in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.

February 2012 Convertible Note

At September 30, 2012, the Company determined a fair value of $44,193 of the embedded derivative of the note issued in February 2012. The fair value of the embedded derivative was determined using the Black Scholes Model with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of operations.

On August 26, 2012 the February convertible note became available for conversion. On that date, the company determined a fair value of $77,741 for the conversion option based upon the following: dividend yield of -0-%, volatility of 687.84%, risk free rate of 0.11% and an expected term of approximately 0.263 years. The Company recognized a non-cash loss of $32,471 related to the recognition of the derivative.

On September 7, 2012 the Company converted $12,000 of the February 2012 convertible note into 1,714,286 shares of common stock. On the conversion date, the company determined a fair value of $32,729 for the conversion option of the converted shares based upon the following: dividend yield of -0-%, volatility of 709.00%, risk free rate of 0.11% and an expected term of approximately 0.260 years.

For the period ended September 30, 2012, the Company recognized a reduction of embedded derivative in the amount of $548. This amount was recorded as a gain on derivative.

March 2012 Convertible Note

At September 30, 2012, the Company determined a fair value of $84,028 of the embedded derivative of the note issued in March 2012. The fair value of the embedded derivative was determined using the Black Scholes Model with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of operations.

On September 18, 2012 the March convertible note became available for conversion. On that date, the company determined a fair value of $84,495 for the conversion option based upon the following: dividend yield of -0-%, volatility of 671.61%, risk free rate of 0.10% and an expected term of approximately 0.271 years. The Company recognized a non-cash loss of $39,495 related to the recognition of the derivative.

For the period ended September 30, 2012, the Company recognized a reduction of embedded derivative in the amount of $468. This amount was recorded as a gain on derivative.

6. Fair Value Measurements

The Company measures fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, measures of volatility and risk free rates and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The following is a reconciliation of the derivative liabilities for which level 3 inputs were used in determining fair value:

Derivative Liabilities

1/1/2012 Beginning Balance	-
8/26/2012 Initial recognition of debt derivative when February 2012 note payable became convertible	$77,471
9/7/2012 Settlement of derivative liabilities from $12,000 note conversion	(32,729)
9/18/2012 Initial recognition of debt derivative when March 2012 note payable became convertible	84,495
9/30/2012 Mark to market of debt derivatives	(1,016)
9/30/2012 Ending Balance	$128,221

During the period ended September 30, 2012, the loss on embedded derivatives of in the statement of operations consisted of a gain on the change in fair value of $1,016 noted above and a loss of $71,966 which was the amount by which the embedded derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

7. Related Party Transactions

As of September 30, 2012, the Company owed three officers a total of $143,093 for certain trade payables paid by them on behalf of the Company.

8. Common Stock

On March 17, 2012, the Company issued 200,000 shares with a fair value of $0.06 per share to DACC Associates, Inc. for services as part of a strategic alliance agreement entered in March 2012. The fair value of $12,000 was expensed during the nine months ended September 30, 2012.

On April 18, 2012, the Company issued 5,000,000 shares with a fair value of $0.0378 per share for settlement of $5,000 of accounts payable.  The fair value of the shares exceeded the carrying value of the payable by $184,000 which was recognized as a loss on settlement of accounts payable and is included in general and administrative expenses for the nine months ended September 30, 2012.

9. Stock Options and Warrants

During 2010, 661,000 warrants were issued in conjunction with sales of common stock.  All warrants issued are exercisable at $0.75 for the first year and $1.00 for the second year.  A total of 461,000 warrants expired unexercised as of September 30, 2012. The aggregate intrinsic value of the remaining 200,000 warrants was $0 and the weighted average remaining life was 0.01 years as of September 30, 2012.

10. Subsequent Events

On October 9, 2012 the Company issued 1,923,077 shares to of commons stock to one investor who elected to convert the outstanding principal amount of $10,000 due on its convertible promissory note date February 28, 2012 at a conversion price of $0.0052 per share as provided in the note agreement.

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

We recently fulfilled our commitments under certain of our contracts resulting in a decrease in revenues during the three and nine months ended September 30, 2012. While we are currently negotiating a multi phase contract with an international government and also expect to enter into agreements to provide protection services to certain corporations, cruise lines and a yachting club, we have also shifted our focus to creating alliances with other companies that have in place or are negotiating significant security services related contracts and require our services. We believe these alliances will significantly increase our revenues going forward.

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

We also provide training in, among other things, shooting, sniper shooting, hand-to-hand combat, knives, ambushes, tactical raids, medical trauma and defensive tactics.

In 2013, we plan to establish the Global Services Academy, a learning institution designed to service and train agents, contractors and other individuals in a wide range of safety security practices, including Advanced Police/Law Enforcement, Private Investigations, Armed Details, Personal Executive Protection, Human Resource requirements, Safety Specialist, Fire and Chemical Hazards, Computer Forensics and other security related practices and protocols, as well as specialized training to obtain a unique designation as a “Safety Security Specialist” certified in occupational safety, health and other related safety and operational concerns of the Occupational Safety and Health Administration.

Our plan of operations over the next 12 months is to develop our business domestically and internationally, establish our academy and build advanced training facilities. We anticipate we will require approximately $5 million to pursue our plans over the next 12 months. We plan to obtain the necessary funds from cash flow from operations, and equity or debt financings, if necessary. However, there can be no assurance that we will be able to obtain any required additional financing. If we are not able to obtain any required financing, we may be required to scale back our expansion plans or eliminate them altogether.

See our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC for more information.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2012 should be read in conjunction with our interim financial statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

Revenues from personal protection and private investigation services decreased to $307 in the three months ended September 30, 2012 from $385,067 in the three months ended September 30, 2011, due to reduced operations as described above.

Expenses

For the three months ended September 30, 2012, total operating expenses decreased to $116,169 from $335,053 for the same period in the prior year, primarily due to the decrease in operations.  Our cost of sales in the three months ended September 30, 2012 was $694, compared to $169,593 for the same period in the prior year, and related primarily to consultants engaged to provide our services.  General and administrative expenses related to our operations increased to $50,244 in the current period from $19,803 in the prior year, primarily due to an increase in bad debt expenses and consulting fees.  Legal and accounting expenses decreased to $20,514 in the three months ended September 30, 2012 from $34,791 in the prior period, primarily due to decreased activity during the current period.  Salaries paid to employees and to our officers decreased to $17,550 and $0, respectively, in the current period from $41,160 and $36,000, respectively, in the prior period, primarily due to a reduction in the number of our employees. Our selling expenses decreased to $16,986 in the current period from $19,681 in the prior period due to decreased promotional activities.

We generated an operating loss of $115,862 in the three months ended September 30, 2012, compared to operating income of $50,014 in the prior year. We incurred a loss on embedded derivatives related to our convertibles notes of $70,950 in the current period (see Note 5).

Net Income

For the three months ended September 30, 2012, our net loss was $220,411, compared to net income of $8,195 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Revenues from personal protection and private investigation services decreased to $24,464 in the nine months ended September 30, 2012 from $1,311,861 in the nine months ended September 30, 2011, due to reduced operations as described above.

Expenses

For the nine months ended September 30, 2012, total operating expenses decreased to $569,415 from $1,169,449 in the prior period, due to reduced operations.  Our cost of sales in the nine months ended September 30, 2012 was $3,550, compared to $498,439 in the prior period, and related primarily to consultants engaged to provide our services.  General and administrative expenses related to our operations increased to $142,234 in the current period from $205,352 in the prior period, primarily due to a non-cash loss on settlement of accounts payable in the current period.  Legal and accounting expenses increased to $122,893 in the nine months ended September 30, 2012 from $90,680 in the prior period, primarily due to increased costs related to our filing obligations with the SEC.  Salaries paid to employees and to our officers decreased to $46,050 and $0, respectively, in the current period from $164,414 and $108,000, respectively, in the prior period, primarily due to a reduction in the number of our employees. Our selling expenses decreased to $40,474 in the current period from $61,489 in the prior period due to reduced promotional activities.

We generated an operating loss of $544,951 in the nine months ended September 30, 2012, compared to operating income of $142,412 in the prior period. We incurred a loss on embedded derivatives related to our convertibles notes of $70,950 in the current period (see Note 5).

Net Income

For the nine months ended September 30, 2012, our net loss was $652,040, compared to net income of $77,870 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $85,413, total assets of $764,752, total liabilities of $626,798, working capital of $49,795 and an accumulated deficit of $759,199.

For the nine months ended September 30, 2012, operating activities used cash of $77,191, compared to providing cash of $88,826 in the prior period.  A decrease in accounts receivable and other receivables provided cash of $214,540 in the current period, compared to an increase in the same using cash of $293,243 in the prior period.  A decrease in accounts payable used cash of $7,281 in the current period, compared to an increase in the same providing cash $243,736 in the prior period. An increase in accrued liabilities provided cash of $14,400 in the current period, compared to $80,503 in the prior period.

For the nine months ended September 30, 2012, there were no investing activities.  For the nine months ended September 30, 2011, investing activities used cash of $4,359 for the purchase of property and equipment.

During the nine months ended September 30, 2012, financing activities provided cash of $135,362 primarily due to borrowings.. During the nine months ended September 30, 2011, financing activities used cash of $70,000 in connection with the repayment of debt.

Our plan of operations over the next 12 months is to develop our business domestically and internationally, establish our academy and build advanced training facilities. We anticipate we will require approximately $5 million to pursue our plans over the next 12 months. We plan to obtain the necessary funds from cash flow from operations, and equity or debt financings, if necessary. However, there can be no assurance that we will be able to obtain any required additional financing. If we are not able to obtain any required financing, we may be required to scale back our expansion plans or eliminate them altogether.

The Company has incurred a net loss and negative operating cash flows during the nine months ended September 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's management is implementing plans to sustain the Company’s cash flow from operating activities and/or acquire additional capital funding.

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

Changes in Internal Control

Other than as described above, during the three months ended September 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2012	GLOBAL SECURITY AGENCY INC.

By: /s/ Larry E. Lunger
Larry E. Lunger
Chief Executive Officer